Form 10-Q
period 1996-03-31
TRANSCOR WASTE SERVICES INC
filed 1996-05-13
CIK 894096

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                   ------------------------------------------------
                                      FORM 10-Q

       [Mark One]
       [X]    Quarterly   Report  Pursuant  to  Section  13  or  15(d)  of  the
              Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1996
                                          OR
       [ ]    Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
              Securities Exchange Act of 1934
             For the transition period from ____________ to ____________.

                             Commission File No. 1-11822
                   ------------------------------------------------

                            TRANSCOR WASTE SERVICES, INC.
                (Exact name of registrant as specified in its charter)


                   Florida                         65-0369288
           (State of incorporation)     (I.R.S. Employer Identification Number)

                   1502 Second Avenue, East, Tampa, Florida  33605
       (Address of registrant's principal executive offices, including zip code)
                   ------------------------------------------------
       (Registrant's telephone number, including area code):  (813) 248-3878

                                    Not applicable
       ------------------------------------------------------------------------
       (Former name, former address, and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  Applicable Only to Issuers Involved in Bankruptcy
                     Proceedings During the Preceding Five Years

       Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
       securities under a plan confirmed by a court.   Yes [X]  No [ ]

                         Applicable Only to Corporate Issuers

       The number of shares of Common Stock outstanding on May 10, 1996, was 4,010,000 shares.



                            TRANSCOR WASTE SERVICES, INC.

                                      FORM 10-Q

                                        INDEX


                                                                          PAGE
                                                                         ------
       PART I. FINANCIAL INFORMATION

               Item 1.   Consolidated balance sheets at December 31,
                         1995 and March 31, 1996 (unaudited)   . . . . .  1 - 2

                         Consolidated statements of operations for
                         the three months ended March 31, 1995
                         and 1996 (unaudited)  . . . . . . . . . . . . . . .  3

                         Consolidated statements of cash flows for
                         the three months ended March 31, 1995
                         and 1996 (unaudited)  . . . . . . . . . . . . . . .  4

                         Notes to consolidated financial statement   . .  5 - 6

               Item 2.   Management's discussion and analysis of
                         financial condition and results of operation  .  7 - 8

       PART II.     OTHER INFORMATION

               Item 1.   Legal proceedings   . . . . . . . . . . . . . . . .  9

               Item 2.   Changes in securities   . . . . . . . . . . . . . .  9

               Item 3.   Defaults upon senior securities   . . . . . . . . .  9

               Item 4.   Submission of matters to a vote of security holders  9

               Item 5.   Other information   . . . . . . . . . . . . . . . .  9

               Item 6.   Exhibits and reports on Form 8-K  . . . . . . . . .  9

                         Signatures  . . . . . . . . . . . . . . . . . . . . 10

               Exhibit 11 Calculation of income (loss) per share   . . . . . 11



                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


       Item 1. FINANCIAL STATEMENTS


                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS



                                                 December 31,     March 31,
                                                     1995           1996
         ASSETS                                  ------------   ------------
         ------                                                  (unaudited)

         Current assets:
          Cash   . . . . . . . . . . . . . . .   $ 3,414,479    $ 3,571,438
          Accounts receivable-trade, net   . .     6,337,941      5,904,985
          Costs and estimated earnings in
          excess of billings on uncompleted
             contracts . . . . . . . . . . . .       785,473        360,805
          Income tax refund receivable   . . .       731,951        783,984
          Deferred income taxes  . . . . . . .       441,596        441,596
          Other current assets   . . . . . . .       255,514        718,011
                                                 ------------   ------------
             Total current assets  . . . . . .    11,966,954     11,780,819
                                                 ------------   ------------

         Property and equipment, net . . . . .    27,116,350     26,912,995
         Intangible assets, net  . . . . . . .       785,175        910,400
         Due from affiliate  . . . . . . . . .     6,019,112      5,365,128
         Other assets  . . . . . . . . . . . .       963,611        533,901
                                                 ------------   ------------
                                                 $46,851,202    $45,503,243
                                                 ============   ============

















                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS



                                                 December 31,     March 31,
                                                     1995           1996
         LIABILITIES AND STOCKHOLDERS' EQUITY    ------------   ------------
         -------------------------------------                   (unaudited)

         Current liabilities:
          Accounts payable, trade  . . . . . .   $ 3,942,274    $ 3,029,273
          Accrued expenses   . . . . . . . . .     4,002,056      4,191,760
          Billings in excess of costs and
          estimated earnings on uncompleted
             contracts . . . . . . . . . . . .       184,871          5,888
          Due to affiliate   . . . . . . . . .       368,199        368,199
          Current portion of long-term debt  .     3,770,219      3,860,787
                                                 ------------   ------------
             Total current liabilities . . . .    12,267,619     11,455,907
                                                 ------------   ------------
         Long-term debt, including debt owed
          to KVN of $2,003,258 at December
          31, 1995 and March 31, 1996  . . . .    17,972,049     17,554,432
         Deferred income taxes . . . . . . . .     3,026,244      3,026,244
         Commitments and contingencies . . . .         -              -

         Stockholders' equity:
          Preferred stock, $.001 par value;
             1,000,000 shares authorized; none
             issued and outstanding  . . . . .         -              -
          Capital stock, $.001 par value;
             10,000,000 shares authorized;
             4,000,000 shares issued in 1995
             and 4,010,000 shares issued in
             1996  . . . . . . . . . . . . . .         4,000          4,010
          Capital in excess of par value   . .    12,133,557     12,193,547
          Retained earnings  . . . . . . . . .     1,495,739      1,317,109
                                                 ------------   ------------
                                                  13,633,296     13,514,666
          Less treasury stock, at cost   . . .       (48,006)       (48,006)
                                                 ------------   ------------
             Total stockholders' equity  . . .    13,585,290     13,466,660
                                                 ------------   ------------
                                                 $46,851,202    $45,503,243
                                                 ============   ============






                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three months ended March 31,
                                                 ----------------------------
                                                     1995           1996
                                                 ------------   -------------
                                                  (unaudited)    (unaudited)
         Revenue . . . . . . . . . . . . . . .   $ 8,798,397    $11,058,965

         Expenses:
          Operating expenses   . . . . . . . .     6,817,584      9,305,113
          Selling, general, and
             administrative expenses . . . . .     1,241,410      1,720,797
                                                 ------------   ------------
         Operating income  . . . . . . . . . .       739,403         33,055

         Interest expense  . . . . . . . . . .       111,412        325,891
                                                 ------------   ------------
         Income before provision for income
          taxes  . . . . . . . . . . . . . . .       627,991       (292,836)

         Provision for income taxes  . . . . .       241,870       (114,206)
                                                 ------------   ------------
         Net income (loss) . . . . . . . . . .   $   386,121    $  (178,630)
                                                 ============   ============
         Share data:
          Primary income (loss) per share  . .   $       .10    $      (.04)
          Fully diluted income (loss) per        ============   ============
             share . . . . . . . . . . . . . .   $       .09    $      (.04)
                                                 ============   ============


         Weighted average number of shares
          outstanding used
          in computations:

          Primary  . . . . . . . . . . . . . .     4,015,031      4,061,675
                                                 ============   ============
          Fully diluted  . . . . . . . . . . .     4,423,985      4,061,675
                                                 ============   ============









                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH



                                                Three months ended March 31,
                                                ----------------------------
                                                     1995           1996
                                                -------------  -------------
                                                  (unaudited)    (unaudited)
         Cash flows from operating activities:
          Net income (loss)  . . . . . . . . .  $    386,121   $   (178,630)
          Adjustments to reconcile net income
             (loss) to net cash provided by
             operating activities:
               Depreciation and amortization         471,034        828,312
               (Gain) loss on disposal of
                equipment  . . . . . . . . . .          (391)        28,787
               Changes in operating assets
                and liabilities:
                Accounts receivable  . . . . .      (128,052)       432,956
                Costs and estimated earnings
                  in excess of billings on
                  uncompleted contracts  . . .         -            424,668
                Income tax refund receivable           -            (52,033)
                Other assets   . . . . . . . .       (89,446)       (32,787)
                Accounts payable   . . . . . .      (504,345)      (913,001)
                Income tax payable   . . . . .        21,230          -
                Costs and estimated earnings
                  in excess of billings on
                  uncompleted contracts  . . .         -           (178,983)
                Accrued expenses   . . . . . .       525,186        189,704
                                                -------------  -------------
          Total adjustments  . . . . . . . . .       295,216        727,623
                                                -------------  -------------
         Net cash provided by operating
          activities   . . . . . . . . . . . .       681,337        548,993
                                                -------------  -------------












                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH
                                     (continued)



                                                Three months ended March 31,
                                                ----------------------------
                                                     1995           1996
                                                -------------  -------------
                                                  (unaudited)    (unaudited)
         Cash flows from investing activities:
          Capital expenditures   . . . . . . .    (2,901,296)
          Proceeds from sale of property and                       (794,369)
             equipment . . . . . . . . . . . .        59,000         15,400
                                                -------------  -------------
         Net cash used by investing activities    (2,842,296)      (778,969)
                                                -------------  -------------
         Cash flows from financing activities:
          Proceeds from long-term debt   . . .     2,286,309        611,259
          Repayment of long-term debt  . . . .      (268,015)      (938,308)
          Repayment of advances from KVN   . .        86,825        653,984
          Proceeds from stock warrants   . . .         -             60,000
                                                -------------  -------------
         Net cash provided by financing
          activities   . . . . . . . . . . . .     2,105,119        386,935
                                                -------------  -------------
         Net increase (decrease) in cash . . .       (55,840)      (156,959)

         Cash, beginning of period . . . . . .     3,211,795      3,414,479
                                                -------------  -------------
         Cash, end of period . . . . . . . . .  $  3,155,955   $  3,571,438
                                                =============  =============















                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       1. Organization and summary of significant accounting policies

          Basis of presentation - TransCor Waste Services, Inc. (the "Company") was formed on November 6, 1992, as a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KVN") (f/k/a Kimmins Environmental Service Corp.). Effective on such date, KVN contributed all of the outstanding common stock of six of its other wholly-owned subsidiaries to Kimmins Recycling Corp. ("KRC"). KVN then contributed all of the outstanding common stock of KRC to the Company. These transactions have been treated as a reorganization of companies under common control in a manner similar to a pooling of interests so that the consolidated financial statements include the accounts of the Company and its subsidiaries as if they had been consolidated from the beginning of the period presented.

          These financial statements of the Company omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the financial information for the interim periods reported have been made.

          Intangible assets - Intangible assets consist primarily of the excess of cost over fair market value of the net assets of the acquired business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Accumulated amortization was $91,600 at March 31, 1996 ($66,825 at December 31, 1995).

          Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock and stock options outstanding. Fully diluted earnings per share assumes that the convertible subordinated debt was converted into common stock as of the beginning of the year and that the interest expense thereon, net of taxes, was added to net income (loss).



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       2. Property and equipment, net

                                                 December 31,     March 31,
                                                     1995           1996
                                                -------------  -------------
                                                                 (unaudited)

          Land   . . . . . . . . . . . . . . .  $  4,596,622   $  4,597,368
          Buildings and improvements   . . . .     5,092,686      5,137,988
          Vehicles   . . . . . . . . . . . . .    12,939,015     12,942,426
          Waste containers and equipment   . .    11,024,246     11,852,667
          Furniture and fixtures   . . . . . .       482,091        470,297
          Construction in progress   . . . . .       615,846        332,860
                                                -------------  -------------
                                                  34,750,506     35,333,606
          Less accumulated depreciation  . . .    (7,634,156)    (8,420,611)
                                                -------------  -------------
                                                $ 27,116,350   $ 26,912,995
                                                =============  =============

          Property  and  equipment  are  recorded  at  cost.    Depreciation is
       provided using the straight-line method over estimated useful lives ranging from 3 to 30 years.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       3. Long-term debt

                                                 December 31,     March 31,
                                                     1995           1996
                                                -------------  -------------
                                                                 (unaudited)

          Notes payable, due through March 1,
          2001, payable in monthly
          installments with interest at
          varying rates up to 13 percent,
          collateralized by equipment  . . . .  $ 14,927,277   $ 14,648,884

          Convertible subordinated term note
          with KVN, interest payable in
          monthly installments, principal due
          December 1, 2003, interest at
          bank's base rate plus 1 percent  . .     2,003,258      2,003,258

          Mortgage notes, principal and
          interest payable in monthly
          installments through August 1,
          2010, interest at varying rates up
          to prime plus 1-1/2 percent,
          collateralized by land and
          buildings  . . . . . . . . . . . . .     3,411,733      3,363,077

          Mortgage notes - $500,000 with
          related parties (Note 3), interest
          payable in quarterly installments
          at 10 percent, plus a performance
          based return not to exceed 6
          percent, principal due on January
          9, 1997, principal and interest
          guaranteed by KVN, collateralized
          by land and buildings  . . . . . . .     1,400,000      1,400,000
                                                -------------  -------------

                                                  21,742,268     21,415,219
          Less current portion   . . . . . . .    (3,770,219)    (3,860,787)
                                                -------------  -------------
                                                $ 17,972,049   $ 17,554,432
                                                =============  =============

          At March 31, 1996, $1,400,000 of the Mortgage Notes is classified as long-term debt since it is the Company's intent to refinance the debt on a long-term basis.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       4. Stockholders' equity

          The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001 per share, none of which has been issued. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

          The convertible subordinated term note is convertible into 400,652 shares of the Company's capital stock at the time the market value per share equals or exceeds $9.00 for twenty consecutive trading days.

          Warrants to purchase 100,000 shares of the Company's common stock at $6.00 per share were issued to the underwriters of the Company's initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1996.



       Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995


          Revenue for the three months ended March 31, 1996, was $11,059,000, representing an increase of $2,261,000 or approximately 26 percent from $8,798,000 for the three months ended March 31, 1995. The increase in revenue was attributable primarily to an increase in the Company's transfer and recycling solid waste management services during this period. A substantial portion of the increase in transfer and recycling services was attributable to increased activity in the Fort Myers, Tampa and Jacksonville collection markets. The increase in total revenue was attributable also to the Company's demolition operations, which generated revenue of approximately $2,502,000 for the three months ended March 31, 1996, compared to approximately $1,826,000 for the same period in 1995.

          Operating expenses for the three months ended March 31, 1996, were $9,305,000, representing an increase of $2,487,000 or approximately 36 percent from $6,818,000 for the three months ended March 31, 1995. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The increase in operating expenses was attributable primarily to volume-related increases in certain major operational expenses; such as, landfill fees and direct labor costs.

          Selling, general, and administrative expenses for the three months ended March 31, 1996, were $1,721,000, representing an increase of $480,000 or 39 percent from $1,241,000 for the three months ended March 31, 1995. The dollar increase in selling, general, and administrative expenses is attributable primarily to increased overhead costs, such as office salaries, management fees, and marketing costs that are associated with higher levels of operations.

          Interest expense for the three months ended March 31, 1996, was $326,000, compared to $111,000 for the three months ended March 31,
       1995. The increase in interest expense was due primarily to a significant increase in the average amount of debt outstanding between periods.

          The Company's income tax provision was calculated using a rate of approximately 39 percent for the three-month periods ended March 31, 1996 and 1995.

          As a result of the foregoing, the Company recorded a net loss of $179,000 for the three months ended March 31, 1996, as compared to net income of $386,000 for the three months ended March 31, 1995.



       Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1996, the Company had working capital of $325,000 compared to a working capital deficit of $301,000 at December 31, 1995. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliate (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At March 31, 1996, the Company had cash of $3,571,000.

          Net cash provided by operating activities during the three months ended March 31, 1996, was $549,000, compared with net cash provided by operating activities of $681,000 for the three months ended March 31, 1995. The decrease in cash provided by operating activities was due primarily to the net loss incurred during 1996, net of changes in certain operating assets and liabilities (primarily accounts payable and accounts receivable). Net cash used by investing activities during the three months ended March 31, 1996, was $779,000, as compared to $2,842,000 during the three months ended March 31, 1995. For three months ended March 31, 1996, the Company had $794,000 of capital expenditures compared to $2,901,000 during 1995. The capital expenditures during 1995 related primarily to the purchase of certain assets in the Company's Jacksonville, Florida, operations. Net cash provided by financing activities during the three months ended March 31, 1996, was $387,000 as compared to net cash used by financing activities of $2,105,000 for the three months ended March 31, 1995, as a result of the Company's long-term debt borrowings.

          During the three months ended March 31, 1996 and 1995, the Company's average trade receivables were outstanding for 48 and 59 days, respectively. Both averages were based on first quarter revenue annualized and compared to the trade receivable balances at quarter end. Management believes that the number of days outstanding for its receivables approximates industry norms. Credit is extended based on an evaluation of the customer's financial condition. Credit losses are provided for in the financial statements and have been within management's expectations.

          During the three months ended March 31, 1996 and 1995, the Company's average trade payables were extended for 25 and 28 days, respectively. Both averages were based on first quarter operating and selling, general, and administrative expenses annualized and compared to trade payable balances at quarter end.

          The Company intends to expand the range of services offered, while increasing the size and scope of the customer base for its current operations. Expansion of the Company's operations, however, will be dependent upon, among other things, its ability to attract new customers, successfully manage growth, provide additional services on a profitable basis, and obtain the resources necessary to pursue other opportunities. The Company has not current material commitments for capital expenditures relating to any other new facilities.

          Historically,  inflation  has  not  had  a  material  effect  on  the



       Company's operations.



                             PART II - OTHER INFORMATION





       Item 1. Legal proceedings

             None

       Item 2. Changes in securities

             None

       Item 3. Defaults upon senior securities

             None

       Item 4. Submission of matters to a vote of security holders

             None

       Item 5. Other information

             None

       Item 6. Exhibits and reports on Form 8-K

             (a) The following documents are filed as exhibits to this Form 10-Q:

                11. - Calculation of income per share
                27. - Financial Data Schedule (for SEC use only)

             (b) No reports on Form 8-K were filed during the quarter for which this report is filed.



                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TRANSCOR WASTE SERVICES, INC.


       Date:    May 10, 1996         By:  /s/ Francis M. Williams
              -----------------           ---------------------------
                                          Francis M. Williams
                                          President and Chairman of
                                          the Board of Directors
                                          (President and Principal
                                           Executive Officer)


       Date:    May 10, 1996         By:  /s/ Norman S. Dominiak
              -----------------           ---------------------------
                                          Norman S. Dominiak
                                          Treasurer and
                                          Chief Financial Officer
                                          (Principal Accounting and
                                           Financial Officer)



                                      EXHIBIT 11
                            TransCor Waste Services, Inc.
                        Calculation of Income (Loss) Per Share
                      Three Months Ended March 31, 1995 and 1996

                                                     1995           1996
                                                -------------  -------------

         Primary income (loss) per
          common share:
         Net income (loss) . . . . . . . . . .  $    386,121   $   (178,630)
                                                =============  =============

         Weighted average shares of common
          stock outstanding:

          Average shares outstanding   . . . .     4,000,000      3,991,319
          Assumed exercise of stock options  .        15,031         60,356
          Assumed exercise of stock warrants .         -             10,000
                                                -------------  -------------

         Weighted average shares of common
          stock outstanding - primary  . . . .     4,015,031      4,061,675
                                                =============  =============
         Primary income (loss) per share . . .  $        .10   $       (.04)
                                                =============  =============

         Fully diluted income (loss) per
          common share:

         Net income (loss) . . . . . . . . . .  $    386,121   $   (178,630)

         Interest on convertible debt, net of
          tax benefit  . . . . . . . . . . . .        25,021          -
                                                -------------  -------------
         Adjusted net income (loss) applicable
          to common stock on a fully diluted
          basis  . . . . . . . . . . . . . . .  $    411,942   $   (178,630)
                                                =============  =============

         Weighted average shares of common
          stock outstanding:

          Average shares outstanding   . . . .     4,000,000      3,991,319
          Assumed exercise of stock options  .        23,333         60,356
          Assumed exercise of stock warrant  .         -             10,000
          Assumed conversion of convertible
             debt  . . . . . . . . . . . . . .       400,652          -
                                                -------------  -------------

         Weighted average shares of common
          stock outstanding - fully diluted  .     4,423,985      4,061,675
                                                =============  =============

         Fully diluted income (loss) per share  $        .09   $       (.04)
                                                =============  =============