Form 10-Q
period 1996-06-30
TRANSCOR WASTE SERVICES INC
filed 1996-08-13
CIK 894096

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

      [Mark One]
      [X] Quarterly  Report Pursuant to Section  13 or 15(d)  of the Securities
          Exchange Act of 1934
                     For the quarterly period ended June 30, 1996

                                          OR

      [ ] Transition Report Pursuant to  Section 13 or 15(d) of  the Securities
          Exchange Act of 1934
          For the transition period from _______________ to _______________.

                             Commission File No. 1-11822
                 ---------------------------------------------------

                            TRANSCOR WASTE SERVICES, INC.
                (Exact name of registrant as specified in its charter)

                 Florida                           65-0369288
        (State of incorporation)   (I.R.S. Employer Identification Number)

                 ---------------------------------------------------
                   1502 Second Avenue, East, Tampa, Florida  33605
      (Address of registrant's principal executive offices, including zip code)


        (Registrant's telephone number, including area code):  (813) 248-3878

                                    Not applicable
                 ---------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

                         Applicable Only to Corporate Issuers

      The number of shares of Common Stock outstanding on August 12, 1996, was 4,000,000 shares.


                            TRANSCOR WASTE SERVICES, INC.

                                      FORM 10-Q

                                        INDEX


                                                                      PAGE
                                                                     ------
          PART I.   FINANCIAL INFORMATION

               Item 1.   Consolidated balance sheets at
                         December 31, 1995 and
                         June 30, 1996 (unaudited)  . . . . . . . . . 1 - 2

                         Consolidated statements of operations
                         for the three and six months ended
                         June 30, 1995 and 1996 (unaudited) . . . . . 3 - 4

                         Consolidated statements of cash
                         flows for the six months ended
                         June 30, 1995 and 1996 (unaudited) . . . . . 5 - 6

                         Notes to consolidated financial
                         statement  . . . . . . . . . . . . . . . .  7 - 10

               Item 2.   Management's discussion and
                         analysis of financial condition
                         and results of operation . . . . . . . . . 11 - 13

          PART II.  OTHER INFORMATION

               Item 1.   Legal proceedings  . . . . . . . . . . . . . .  14

               Item 2.   Changes in securities  . . . . . . . . . . . .  14

               Item 3.   Defaults upon senior securities  . . . . . . .  14

               Item 4.   Submission of matters to a vote of
                         security holders . . . . . . . . . . . . . . .  14

               Item 5.   Other information  . . . . . . . . . . . . . .  14

               Item 6.   Exhibits and reports on Form 8-K . . . . . . .  14

                         Signatures . . . . . . . . . . . . . . . . . .  15

               Exhibit 11.  Calculation of income (loss)
                            per share . . . . . . . . . . . . . . . 16 - 17


                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


          Item 1.   FINANCIAL STATEMENTS


                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS


                                              December 31,     June 30,
                                                   1995          1996
          ASSETS                              -------------  -------------
                                                              (unaudited)

          Current assets:
             Cash . . . . . . . . . . . . . . $  3,414,479   $  3,632,808
             Accounts receivable -
               trade, net . . . . . . . . . .    6,337,941      5,430,698
             Costs and estimated earnings in
               excess of billings on
               uncompleted contracts  . . . .      785,473        338,145
             Income tax refund receivable . .      731,951        202,545
             Deferred income taxes  . . . . .      441,596        441,596
             Other current assets . . . . . .      255,514        418,886
                                              -------------  -------------
               Total current assets . . . . .   11,966,954     10,464,678
                                              -------------  -------------
          Property and equipment, net . . . .   27,116,350     26,916,422
          Intangible assets, net  . . . . . .      785,175        967,208
          Due from affiliate  . . . . . . . .    6,019,112      5,057,492
          Other assets  . . . . . . . . . . .      963,611        866,327
                                              -------------  -------------
                                              $ 46,851,202   $ 44,272,127
                                              =============  =============














                               See accompanying notes.

                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS


                                               December 31,    June 30,
                                                   1995          1996
          LIABILITIES AND STOCKHOLDERS'       -------------  -------------
          EQUITY                                              (unaudited)

          Current liabilities:
             Accounts payable, trade  . . . . $  3,942,274   $  2,760,999
             Accrued expenses . . . . . . . .    4,002,056      3,422,425
             Billings in excess of costs and
               estimated earnings on
               uncompleted contracts  . . . .      184,871         47,619
             Due to affiliate . . . . . . . .      368,199        368,199
             Current portion of long-term
               debt . . . . . . . . . . . . .    3,770,219      2,426,951
                                              -------------  -------------
               Total current liabilities  . .   12,267,619      9,026,193
                                              -------------  -------------
          Long-term debt, including debt owed
             to KVN of $2,003,258 at December
             31, 1995 and June 30, 1996 . . .   17,972,049     18,625,656
          Deferred income taxes . . . . . . .    3,026,244      3,026,244
          Commitments and contingencies . . .        -               -

          Stockholders' equity:
             Preferred stock, $.001 par
               value; 1,000,000 shares
               authorized; none issued and
               outstanding  . . . . . . . . .        -               -
             Capital stock, $.001 par value;
               10,000,000 shares authorized;
               4,000,000 shares issued in
               1995 and 4,010,000 shares
               issued in 1996 . . . . . . . .        4,000          4,010
             Capital in excess of
               par value  . . . . . . . . . .   12,133,557     12,193,547
             Retained earnings  . . . . . . .    1,495,739      1,444,483
                                              -------------  -------------
                                                13,633,296     13,642,040
             Less treasury stock, at cost . .      (48,006)       (48,006)
                                              -------------  -------------
               Total stockholders' equity . .   13,585,290     13,594,034
                                              -------------  -------------
                                              $ 46,851,202   $ 44,272,127
                                              =============  =============




                               See accompanying notes.

                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three months ended June 30,
                                              ---------------------------
                                                   1995          1996
                                              -------------  -------------
                                               (unaudited)   (unaudited)

          Revenue . . . . . . . . . . . . . . $ 11,076,701   $ 10,567,523

          Expenses:
             Operating expenses . . . . . . .    8,626,590      8,278,628
             Selling, general, and
               administrative expenses  . . .    1,573,551      1,756,148
                                              -------------  -------------
          Operating income  . . . . . . . . .      876,560        532,747

          Interest expense  . . . . . . . . .      129,385        323,934
                                              -------------  -------------
          Income before provision for income
             taxes  . . . . . . . . . . . . .      747,175        208,813

          Provision for income taxes  . . . .      289,622         81,439
                                              -------------  -------------
          Net income  . . . . . . . . . . . . $    457,553   $    127,374
                                              =============  =============

          Share data:
             Primary income per share . . . . $        .11   $        .03
                                              =============  =============
             Fully diluted income per share . $        .11   $        .03
                                              =============  =============
          Weighted average number of shares
             outstanding used in
             computations:
             Primary  . . . . . . . . . . . .    4,034,310      4,055,028
                                              =============  =============
             Fully diluted  . . . . . . . . .    4,441,480      4,055,028
                                              =============  =============










                               See accompanying notes.

                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Six months ended June 30,
                                              ---------------------------

                                                   1995          1996
                                              -------------  -------------
                                              (unaudited)    (unaudited)
          Revenue . . . . . . . . . . . . . . $ 19,875,098   $ 21,626,488

          Expenses:
             Operating expenses . . . . . . .   15,444,174     17,583,741
             Selling, general, and
               administrative expenses  . . .    2,814,961      3,476,945
                                              -------------  -------------
          Operating income  . . . . . . . . .    1,615,963        565,802

          Interest expense  . . . . . . . . .      240,797        649,825
                                              -------------  -------------
          Income (loss) before provision for
             income taxes . . . . . . . . . .    1,375,166        (84,023)

          Provision for income taxes
             (benefit)  . . . . . . . . . . .      531,492        (32,767)
                                              -------------  -------------
          Net income (loss) . . . . . . . . . $    843,674   $    (51,256)
                                              =============  =============



          Share data:
             Primary income (loss) per share  $        .21   $       (.01)
             Fully diluted income             =============  =============
               (loss) per share . . . . . . . $        .20   $       (.01)
                                              =============  =============

          Weighted average number of shares
             outstanding used in
             computations:
             Primary  . . . . . . . . . . . .    4,027,693      4,056,152
                                              =============  =============
             Fully diluted  . . . . . . . . .    4,442,725      4,056,152
                                              =============  =============








                               See accompanying notes.

                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH

                                                Six months ended June 30,
                                              ----------------------------
                                                   1995          1996
                                              -------------  -------------
                                              (unaudited)    (unaudited)
          Cash flows from operating
          activities:
             Net income (loss)  . . . . . . . $    843,674   $    (51,256)
             Adjustments to reconcile net
               income (loss) to net cash
               provided by operating
               activities:
                  Depreciation  . . . . . . .    1,027,952      1,697,183
                  (Gain) loss on disposal of
                    equipment . . . . . . . .      (58,199)        33,959
                  Changes in operating assets
                  and liabilities:
                    Accounts receivable . . .     (279,351)       907,243
                    Costs and estimated
                       earnings in excess of
                       billings on
                       uncompleted contracts.       23,905        447,328
                    Income tax refund
                       receivable . . . . . .      321,493        529,406
                    Other assets  . . . . . .     (435,513)       (66,088)
                    Accounts payable  . . . .      832,385     (1,181,275)
                    Accrued expenses  . . . .     (219,890)      (579,631)
                    Billings in excess of
                       costs and estimated
                       earnings on
                       uncompleted contracts.      (23,910)      (137,252)
                                              -------------  -------------
          Total adjustments . . . . . . . . .    1,188,872      1,650,873
                                              -------------  -------------
          Net cash provided by operating
             activities . . . . . . . . . . .    2,032,546      1,599,617
                                              -------------  -------------









                               See accompanying notes.

                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH
                                     (continued)

                                                Six months ended June 30,
                                              ----------------------------
                                                   1995          1996
                                              -------------  -------------
                                              (unaudited)    (unaudited)
          Cash flows from investing
          activities:
             Capital expenditures . . . . . .   (3,347,102)    (1,728,722)
             Proceeds from sale of
               equipment  . . . . . . . . . .      217,000         15,475
                                              -------------  -------------
          Net cash used by investing
             activities . . . . . . . . . . .   (3,130,102)    (1,713,247)
                                              -------------  -------------

          Cash flows form financing
          activities:
             Proceeds from long-term debt . .    3,711,839      1,212,414
             Repayment of long-term debt  . .   (1,344,803)    (1,902,075)
             Advances to KVN  . . . . . . . .   (1,335,282)         -
             Repayment of advances from
               KVN  . . . . . . . . . . . . .        -            961,620
             Proceeds from stock warrants . .        -             60,000
                                              -------------  -------------
          Net cash provided by financing
             activities . . . . . . . . . . .    1,031,754        331,959
                                              -------------  -------------
          Net increase (decrease in cash) . .      (65,802)       218,329

          Cash, beginning of period . . . . .    3,211,795      3,414,479
                                              -------------  -------------
          Cash, end of period . . . . . . . . $  3,145,993   $  3,632,808
                                              =============  =============












                               See accompanying notes.

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

               Intangible assets - Intangible assets consist primarily of the excess of cost over fair market value of the net assets of the acquired business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Accumulated amortization was $122,842 at June 30, 1996 ($66,825 at December 31, 1995).

               Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock and stock options outstanding. Fully diluted earnings per share assumes that the convertible subordinated debt was converted into common stock as of the beginning of the year and that the interest expense thereon, net of taxes, was added to net income (loss).

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          2.   Property and equipment, net

                                              December 31,     June 30,
                                                   1995          1996
                                              -------------  -------------
                                                              (unaudited)

               Land . . . . . . . . . . . . . $  4,596,622   $  4,597,368
               Buildings and improvements . .    5,092,686      5,183,863
               Vehicles . . . . . . . . . . .   12,939,015     13,358,675
               Waste containers and
                  equipment . . . . . . . . .   11,024,246     12,219,675
               Furniture and fixtures . . . .      482,091        481,393
               Construction in progress . . .      615,846        331,805
                                              -------------  -------------
               Less accumulated                 34,750,506     36,172,779
                  depreciation  . . . . . . .   (7,634,156)    (9,256,357)
                                              -------------  -------------
                                              $ 27,116,350   $ 26,916,422
                                              =============  =============

               Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          3.   Long-term debt
                                               December 31,    June 30,
                                                   1995          1996
                                              -------------  -------------
                                                              (unaudited)

               Notes payable, due through
               April 1,  2001, payable in
               monthly installments with
               interest at varying rates up
               to 13 percent, collateralized
               by equipment . . . . . . . . . $ 14,927,277   $ 14,334,930

               Convertible subordinated term
               note with KVN, interest
               payable in monthly
               installments, principal due
               December 1, 2003, interest at
               bank's base rate plus 1
               percent  . . . . . . . . . . .    2,003,258      2,003,258

               Mortgage notes, principal and
               interest payable in monthly
               installments through August 1,
               2010, interest at varying
               rates up to prime plus 1 1/2
               percent, collateralized by
               land and buildings . . . . . .    3,411,733      3,314,419

               Mortgage notes - $500,000 with
               related parties (Note 3),
               interest payable in quarterly
               installments at 10 percent,
               plus a performance based
               return not to exceed 6
               percent, principal due on
               January 9, 1997, principal and
               interest guaranteed by KVN,
               collateralized by land and
               buildings  . . . . . . . . . .    1,400,000      1,400,000
                                              -------------  -------------
                                                21,742,268     21,052,607
               Less current portion . . . . .   (3,770,219)    (2,426,951)
                                              -------------  -------------
                                              $ 17,972,049   $ 18,625,656
                                              =============  =============

               At June 30, 1996, $1,400,000 of the Mortgage Notes have been classified as long-term debt since it is the Company's intent to refinance the debt on a long-term basis.

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

               Warrants to purchase 100,000 shares of the Company's common stock at $6.00 per share were issued to the underwriters of the Company's initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1996.

          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995


               Revenue for the three months ended June 30, 1996, was $10,568,000, representing a decrease of $509,000, or approximately 5 percent, from $11,077,000 for the three months ended June 30, 1995. The decrease in revenue was attributable primarily to an decrease in the Company's demolition operations, which generated revenue of approximately $2,044,000 for the three months ended June 30, 1996, compared to approximately $2,824,000 for the same period in 1995.

               Operating expenses for the three months ended June 30, 1996, were $8,279,000, representing a decrease of $308,000, or approximately 4 percent, from $8,627,000 for the three months ended June 30, 1995. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The decrease in operating expenses primarily was attributable to volume-related decreases in certain major operational expenses such as landfill fees and direct labor costs.

               Selling, general, and administrative expenses for the three months ended June 30, 1996, were $1,756,000, representing an increase of $182,000, or 12 percent, from $1,574,000 for the three months ended June 30, 1995. The dollar and percentage increase in selling, general, and administrative expenses was attributable primarily to increased overhead costs, such as office salaries and marketing costs that are associated with higher levels of operations.

               Interest expense for the three months ended June 30, 1996, was $324,000, compared to $129,000 for the three months ended June 30, 1995. The average amount of interest-bearing debt outstanding significantly increased between periods.

               The Company's income tax provision was calculated using a rate of approximately 39 percent for the three months ended June 30, 1996 and 1995.

               As a result of the foregoing, the Company earned net income of $127,000 for the three months ended June 30, 1996 as compared to net income of $458,000 for the three months ended June 30, 1995.

          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995


               Revenue for the six months ended June 30, 1996, was $21,626,000, representing an increase of $1,751,000, or approximately 9 percent, from $19,875,000 for the six months ended June 30, 1995. The increase in revenue was attributable primarily to an increase in the Company's commercial, industrial and residential solid waste management services during this period. A substantial portion of the increase in commercial, industrial and residential services was attributable to increased activity in the Tampa and Fort Myers collection markets.

               Operating expenses for the six months ended June 30, 1996, were $17,584,000, representing an increase of $2,140,000, or approximately 14 percent, from $15,444,000 for the six months ended June 30, 1995. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The increase in operating expenses primarily was attributable to volume-related increases in certain major operational expenses such as landfill fees and direct labor costs.

               Selling, general, and administrative expenses for the six months ended June 30, 1996, were $3,477,000, representing an increase of $662,000, or 24 percent, from $2,815,000 for the six months ended June 30, 1995. The increase in selling, general, and administrative expenses was attributable primarily to increased overhead costs associated with higher revenue; such as office salaries, management fees, and marketing costs.

               Interest expense for the six months ended June 30, 1996, was $650,000, compared to $241,000 for the six months ended June 30, 1995. The increase in net interest expense was due primarily to an increase in the amount of interest-bearing debt outstanding.

               The Company's income tax provision was calculated using a rate of approximately 39 percent, for the six months ended June 30, 1996 and 1995.

               As a result of the foregoing, the Company incurred a net loss of $51,000 for the six months ended June 30, 1996, as compared to net income of $844,000 for the six months ended June 30, 1995.

          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES


               At June 30, 1996, the Company had working capital of $173,000 compared to $301,000 at December 31, 1995. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliates if needed are expected to be adequate to meet cash requirements in the foreseeable future. At June 30, 1996, the Company had cash of approximately $3,633,000.

               Net cash provided by operating activities during the six months ended June 30, 1996, was $1,600,000, compared with $2,033,000 for the six months ended June 30, 1995. The decrease in cash provided by operating activities was due primarily to the net loss incurred during 1996, net of changes in certain operating assets and liabilities (primarily accounts receivables, accounts payable and accrued expenses). For the first six months of 1995, cash provided by operating activities was due primarily to cash provided by net income, net of changes in certain operating assets and liabilities (primarily other assets and accounts payable). Net cash used by investing activities during the six months ended June 30, 1996, was $1,713,000, as compared to $3,130,000 during the six months ended June 30, 1995. For the six months ended June 30, 1996, the Company had $1,729,000 of capital expenditures compared to $3,347,000 during 1995. Net cash provided by financing activities during the six months ended June 30, 1996, was $332,000 primarily as a result of the Company's long-term debt borrowings.

               During the six months ended June 30, 1996 and 1995, the Company's average trade receivables were outstanding for 46 and 54 days, respectively. Both averages were based on revenue annualized and compared to the trade receivable balances at June
          30. Management believes that the number of days outstanding for its receivables approximates industry norms. Credit is extended based on an evaluation of the customer's financial condition. Credit losses are provided for in the financial statements and have been within management's expectations.

               During the six months ended June 30, 1996 and 1995, the Company's average trade payables were extended for 24 and 38 days, respectively. Both averages were based on the six-month operating and selling, general, and administrative expenses annualized and compared to trade payable balances at June 30.

               Historically, inflation has not had a material effect on the Company's operations.

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

          Item 5.   Other information

                    None

          Item 6.   Exhibits and reports on Form 8-K

                    (a) The following documents are filed as exhibits to this Form 10-Q:

                         11. - Calculation of income (loss) per share
                         27. - Financial Data Schedule (for SEC use only)

                    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANSCOR WASTE SERVICES, INC.



          Date:    August 12, 1996      By:  /s/ Francis M. Williams
                  -----------------          ------------------------------
                                             Francis M. Williams
                                             President and Chairman of
                                                the Board of Directors
                                             (President and Principal
                                                Executive Officer)



          Date:    August 12, 1996      By:  /s/ Norman S. Dominiak
                  -----------------          ------------------------------
                                             Norman S. Dominiak
                                             Treasurer and Chief
                                                Financial Officer
                                             (Principal Accounting and
                                                Financial Officer)

                                      EXHIBIT 11

                            TransCor Waste Services, Inc.
                           Calculation of Income Per Share
                  Three and Six Months Ended June 30, 1995 and 1996


                                               Three months ended June 30,
                                              ---------------------------

                                                   1995          1996
                                              -------------  -------------
          Primary income per common share:
          Net income  . . . . . . . . . . . . $    457,553   $    127,374
                                              =============  =============
          Weighted average shares of common
          stock outstanding:
             Average shares outstanding . . .    3,997,495      4,000,000
             Assumed exercise of stock
               options  . . . . . . . . . . .       36,815         55,028
                                              -------------  -------------
          Weighted average shares of common
             stock outstanding - primary  . .    4,034,310      4,055,028
          Primary income per share  . . . . . =============  =============
                                              $        .11   $        .03
                                              =============  =============

          Fully diluted income per common
          share:
          Net income  . . . . . . . . . . . . $    457,553   $    127,374

          Interest on convertible debt, net
             of tax benefit . . . . . . . . .       31,053          -
                                              -------------  -------------

          Adjusted net income applicable to
             common stock on a fully diluted
             basis  . . . . . . . . . . . . . $    488,606   $    127,374
                                              =============  =============
          Weighted average shares of common
          stock outstanding:                                    4,000,000
             Average shares outstanding . . .    3,997,495
             Assumed exercise of stock
               options  . . . . . . . . . . .       43,333         55,028
             Assumed conversion of
               convertible debt . . . . . . .      400,652          -
                                              -------------  -------------

          Weighted average shares of common
             stock outstanding -
             fully diluted  . . . . . . . . .    4,441,480      4,055,028
                                              =============  =============
          Fully diluted income per share  . . $        .11   $        .03
                                              =============  =============
                                      EXHIBIT 11

                            TransCor Waste Services, Inc.
                        Calculation of Income (Loss) Per Share
                  Three and Six Months Ended June 30, 1995 and 1996

                                                Six months ended June 30,
                                              ---------------------------
                                                   1995          1996
                                              -------------  -------------
          Primary income (loss) per common
          share:

          Net income (loss) . . . . . . . . . $    843,674   $    (51,256)
                                              =============  =============

          Weighted average shares of common
          stock outstanding:
             Average shares outstanding . . .    3,998,740      3,995,659
             Assumed exercise of stock
               options  . . . . . . . . . . .       28,953         57,892
             Assumed exercise of stock
               warrants . . . . . . . . . . .        -              2,601
                                              -------------  -------------
          Weighted average shares of common
             stock outstanding - primary  . .    4,027,693      4,056,152
                                              =============  =============
          Primary income (loss) per share . . $        .21   $       (.01)
                                              =============  =============
          Fully diluted income (loss) per
          common share:

          Net income (loss) . . . . . . . . . $    843,674   $    (51,256)

          Interest on convertible debt, net
             of tax benefit . . . . . . . . .       61,094             -
                                              -------------  -------------
          Adjusted net income (loss)
             applicable to common stock
             on a fully diluted basis . . . . $    904,768   $    (51,256)
                                              =============  =============
          Weighted average shares of common
          stock outstanding:
             Average shares outstanding . . .    3,998,740      3,995,659
             Assumed exercise of stock
               options  . . . . . . . . . . .       43,333         57,892
             Assumed exercise of stock
               warrants . . . . . . . . . . .        -
             Assumed conversion of                                  2,601
               convertible debt . . . . . . .      400,652            -
                                              -------------  -------------
          Weighted average shares of common
             stock outstanding - fully
             diluted  . . . . . . . . . . . .    4,442,725      4,056,152
                                              =============  =============
          Fully diluted income (loss) per
          share . . . . . . . . . . . . . . . $        .20   $       (.01)
                                              =============  =============