Form 10-Q
period 1996-09-30
TRANSCOR WASTE SERVICES INC
filed 1996-11-13
CIK 894096

------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------
                                  FORM 10-Q

[MARK  ONE]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from __________ to __________.

                         Commission File No. 1-11822
                         ---------------------------


                        TRANSCOR WASTE SERVICES, INC.
            (Exact name of registrant as specified in its charter)

         FLORIDA                                   65-0369288
 (State of incorporation)             (I.R.S. Employer Identification Number)


               1502 SECOND AVENUE, EAST, TAMPA, FLORIDA  33605
  (Address of registrant's principal executive offices, including zip code)
                         ---------------------------


    (Registrant's telephone number, including area code):  (813) 248-3878

                               Not  applicable
------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  require-ments  for  the  past  90 days.   Yes [X]        No [ ]

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

                     Applicable Only to Corporate Issuers

The number of shares of Common Stock outstanding on November 11, 1996, was 4,000,000 shares.
------------------------------------------------------------------------------

                        TRANSCOR WASTE SERVICES, INC.

                                  FORM 10-Q

                                    INDEX



                                                                                     PAGE
                                                                                     ------
PART I    FINANCIAL INFORMATION
          Item 1.      Consolidated balance sheets at December 31, 1995 and
                       September 30, 1996 (unaudited)                                 1 - 2

                       Consolidated statements of operations for the three and
                       nine months ended September 30, 1995 and 1996 (unaudited)      3 - 4

                       Consolidated statements of cash flows for the nine months
                       ended September 30, 1995 and 1996 (unaudited)                      5

                       Notes to consolidated financial statements                     6 - 7

          Item 2.      Management's discussion and analysis of financial condition
                       and results of operation                                      8 - 10

PART II.  OTHER INFORMATION

          Item 1.      Legal proceedings                                                 11

          Item 2.      Changes in securities                                             11

          Item 3.      Defaults upon senior securities                                   11

          Item 4.      Submission of matters to a vote of security holders               11

          Item 5.      Other information                                                 11

          Item 6.      Exhibits and reports on Form 8-K                                  11

                       Signatures                                                        12

          Exhibit 11.  Calculation of income per share                               13 -14

     SECURITIES  AND  EXCHANGE  COMMISSION  FORM  10-Q
                       PART I - FINANCIAL INFORMATION
                       ------------------------------

ITEM  1.FINANCIAL  STATEMENTS
        ---------------------



                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS



                                                       December 31,    September 30,
                                                           1995            1996
                                                       -------------  ---------------
ASSETS                                                                  (unaudited)
-----------------------------------------------------
Current assets:
Cash                                                   $   3,414,479  $     3,815,906
Accounts receivable - trade, net                           6,337,941        5,780,474
Costs and estimated earnings in excess of billings on
uncompleted contracts                                        785,473          277,732
Income tax refund receivable                                 731,951          165,234
Deferred income taxes                                        441,596          441,596
Other current assets                                         255,514          320,440
                                                       -------------  ---------------

Total current assets                                      11,966,954       10,801,382
                                                       -------------  ---------------

Property and equipment, net                               27,116,350       26,192,080
Intangible assets, net                                       785,175          933,030
Due from affiliate                                         6,019,112        6,109,069
Other assets                                                 963,611          843,953
                                                       -------------  ---------------

                                                       $  46,851,202  $    44,879,514
                                                       =============  ===============
















                           See accompanying notes.


                               TRANSCOR  WASTE  SERVICES,  INC.

                                 CONSOLIDATED BALANCE SHEETS


                                                               December 31,    September 30,
                                                                   1995            1996
                                                              --------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                            (unaudited)
------------------------------------------------
Current liabilities:
  Accounts payable, trade                                     $   3,942,274   $    3,438,604
  Accrued expenses                                                4,002,056        3,820,512
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                        184,871           46,466
  Due to affiliate                                                  368,199          368,199
  Current portion of long-term debt                               3,770,219        3,095,419
                                                              --------------  ---------------

    Total current liabilities                                    12,267,619       10,769,200
                                                              --------------  ---------------
Long-term debt, including debt owed to KVN of
  2,003,258 at December 31, 1995 and
  September 30, 1996                                             17,972,049       17,431,624
Deferred income taxes                                             3,026,244        3,026,244
Commitments and contingencies                                             -                -
Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized; none issued and outstanding                               -                -
  Common stock, $.001 par value; 10,000,000 shares
    authorized; 4,000,000 shares issued in 1995 and
    4,010,000 shares issued in 1996
  Capital in excess of par value                                      4,000            4,010
                                                                 12,133,557       12,193,547
  Retained earnings                                               1,495,739        1,502,895
                                                              --------------  ---------------
                                                                 13,633,296       13,700,452
  Less treasury stock, at cost                                      (48,006)         (48,006)
                                                              --------------  ---------------

    Total stockholders' equity                                   13,585,290       13,652,446
                                                              --------------  ---------------

                                                              $  46,851,202   $   44,879,514
                                                              ==============  ===============









                           See accompanying notes.

     TRANSCOR  WASTE  SERVICES,  INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three months ended September 30,
                                         --------------------------------
                                                   1995          1996
                                               ------------  ------------
                                               (unaudited)   (unaudited)

Revenue                                        $ 11,099,889  $ 11,369,715

Expenses:
  Operating expenses                              8,905,035     9,081,617
  Selling, general, and
    administrative expenses                       1,608,440     1,887,552
                                               ------------  ------------

Operating income                                    586,414       400,546

Interest expense                                    139,488       304,822
                                               ------------  ------------

Income before provision for income taxes            446,926        95,724

Provision for income taxes                          170,013        37,312
                                               ------------  ------------

Net income                                     $    276,913  $     58,412
                                               ============  ============

Share data:
  Primary income per share                     $        .07  $        .01
                                               ============  ============
  Fully diluted income per share               $        .07  $        .01
                                               ============  ============
Weighted average number of shares outstanding
  used in computations:
  Primary                                         4,042,835     4,049,429
                                               ============  ============
  Fully diluted                                   4,441,985     4,053,875
                                               ============  ============

















                           See accompanying notes.

                           TRANSCOR WASTE SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Nine months ended September 30,
                                          -------------------------------
                                                   1995          1996
                                               ------------  ------------
                                               (unaudited)   (unaudited)

Revenue                                        $ 30,974,987  $ 32,996,203

Expenses:
  Operating expenses                             24,349,209    26,665,358
  Selling, general, and
    administrative expenses                       4,423,401     5,364,497
                                               ------------  ------------

Operating income                                  2,202,377       966,348

Interest expense                                    380,285       954,647
                                               ------------  ------------

Income before provision for income taxes          1,822,092        11,701
                                                                    4,545
                                                             ------------
Provision for income taxes                          701,505
                                               ------------
                                                             $      7,156
                                                             ============
Net income                                     $  1,120,587
                                               ============

Share data:
  Primary income per share                     $        .28  $        .00
                                               ============  ============
  Fully diluted income per share               $        .27  $        .00
                                               ============  ============

Weighted average number of shares outstanding
  used in computations:
  Primary                                         4,038,478     4,060,573
                                               ============  ============
  Fully diluted                                   4,447,780     4,060,573
                                               ============  ============
















                           See accompanying notes.


                        TRANSCOR WASTE SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                         INCREASE (DECREASE) IN CASH

                                             Nine months ended September 30,
                                             -------------------------------
                                                      1995          1996
                                                  ------------  ------------
                                                  (unaudited)   (unaudited)
Cash flows from operating activities:
 Net income                                       $ 1,120,587   $     7,156
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                     1,606,004     2,561,747
   Gain on disposal of equipment                      (78,544)      (53,624)
   Changes in operating assets and liabilities:
    Accounts receivable                            (1,212,025)      557,467
    Costs and estimated earnings in excess of
     billings on uncompleted contracts               (953,194)      507,741
    Income tax refund receivable                            -       566,717
    Other assets                                     (594,029)       54,732
    Accounts payable                                  836,966      (503,670)
    Income tax payable                                 99,940             -
    Accrued expenses                                1,908,409      (181,544)
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                (46,649)     (138,405)
                                                  ------------  ------------
Total adjustments                                   1,566,878     3,371,161
                                                  ------------  ------------

Net cash provided by operating activities           2,687,465     3,378,317
                                                  ------------  ------------

Cash flows from investing activities:
 Capital expenditures                              (7,619,961)   (2,002,838)
 Proceeds from sale of equipment                      365,538       271,130
                                                  ------------  ------------

Net cash used by investing activities              (7,254,423)   (1,731,708)
                                                  ------------  ------------

Cash flows from financing activities:
 Proceeds from long-term debt                       7,618,829     1,583,354
 Repayment of long-term debt                       (1,888,039)   (2,798,579)
 Purchase of Treasury stock                           (48,006)            -
 Advances to KVN                                   (1,167,333)      (89,957)
 Proceeds from stock warrants                               -        60,000
                                                  ------------  ------------

Net cash provided (used) by financing activities    4,515,451    (1,245,182)
                                                  ------------  ------------

Net  increase (decrease) in cash                      (51,507)      401,427

Cash, beginning of period                           3,211,795     3,414,479
                                                  ------------  ------------

Cash, end of period                               $ 3,160,288   $ 3,815,906
                                                  ============  ============



                           See accompanying notes.

                        TRANSCOR WASTE SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
  -----------------------------------------------------------------

     Basis  of  presentation - TransCor  Waste  Services, Inc. (the "Company")
     -----------------------
was formed on November 6, 1992, as a holding company and a wholly-owned subsidiary of Kimmins Corp. ("KVN") (f/k/a Kimmins Environmental Service Corp.). Effective on such date, KVN contributed all of the outstanding common stock of six of its other wholly-owned subsidiaries to Kimmins Recycling Corp. ("KRC"). KVN then contributed all of the outstanding common stock of KRC to the Company. These transactions have been treated as a reorganization of companies under common control in a manner similar to a pooling of interests so that the consolidated financial statements include the accounts of the Company and its subsidiaries as if they had been consolidated from the beginning of the period presented.

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

     Intangible  assets  - Intangible  assets  consist primarily of the excess
     ------------------
of cost over fair market value of the net assets of the acquired business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Accumulated amortization was $66,825 and $157,020 at December 31, 1995 and September 30, 1996, respectively.

     Earnings  per  share  -  Net income  per  share  is computed based on the
     --------------------
weighted average number of shares of capital stock and stock options outstanding. Fully diluted earnings per share assumes that the convertible subordinated debt was converted into common stock as of the beginning of the year and that the interest expense thereon, net of taxes, was added to net income.

2.PROPERTY  AND  EQUIPMENT,  NET
  ------------------------------

                                 December 31,    September 30,
                                     1995            1996
                                --------------  ---------------
                                                  (unaudited)
Land                            $   4,596,622   $    4,610,368
Buildings and improvements          5,092,686        5,498,778
Vehicles                           12,939,015       13,183,691
Waste containers and equipment     11,024,246       12,227,554
Furniture and fixtures                482,091          491,964
Construction in progress              615,846           90,831
                                --------------  ---------------
                                   34,750,506       36,103,186
Less accumulated depreciation      (7,634,156)      (9,911,106)
                                --------------  ---------------

                                $  27,116,350   $   26,192,080
                                ==============  ===============




     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives ranging from 3 to 30 years.

                           TRANSCOR WASTE SERVICES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.LONG-TERM  DEBT
  ---------------


                                                            December 31,    September 30,
                                                                1995            1996
                                                           --------------  ---------------
                                                                             (unaudited)

Notes payable, due through September 1,  2001, payable
in monthly installments with interest at varying rates up
to 13 percent, collateralized by equipment                 $  14,927,277   $   13,858,110

Convertible subordinated term note with KVN, interest
payable in monthly installments, principal due December
1, 2003, interest at bank's base rate plus 1 percent           2,003,258        2,003,258

Mortgage notes, principal and interest payable in monthly
installments through October 1, 2010, interest at varying
rates up to prime plus 1  percent, collateralized by land
and buildings                                                  3,411,733        3,265,675

Mortgage notes - $500,000 with related parties, interest
payable in quarterly installments at 10 percent, plus a
performance based return not to exceed 6 percent,
principal due on January 9, 1997, principal and interest
guaranteed by KVN, collateralized by land and buildings        1,400,000        1,400,000
                                                           --------------  ---------------
                                                              21,742,268       20,527,043
Less current portion                                          (3,770,219)      (3,095,419)
                                                           --------------  ---------------

                                                           $  17,972,049   $   17,431,624
                                                           ==============  ===============



     At September 30, 1996, $1,400,000 of the Mortgage Notes have been classified as long-term debt as it is the Company's intent to refinance this debt on a long-term basis.

4.STOCKHOLDERS'  EQUITY
  ---------------------

     The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001 per share, none of which has been issued. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

     The convertible subordinated term note is convertible into 400,652 shares of the Company's common stock at the time the market value per share equals or exceeds $9.00 for twenty consecutive trading days.

     Warrants to purchase 100,000 shares of the Company's common stock at $6.00 per share were issued to the underwriters of the Company's initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1996.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  -------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


     Revenue for the three months ended September 30, 1996, was $11,370,000, representing a increase of $270,000, or approximately 2 percent, from $11,100,000 for the three months ended September 30, 1995. The increase in revenue was attributable primarily to an increase in the Company's commercial and residential solid waste management services during this period. A substantial portion of the increase in commercial and residential services was attributable to increased activity in the Tampa and Fort Myers collection markets.

     Operating expenses for the three months ended September 30, 1996, were $9,082,000, representing a increase of $177,000, or approximately 2 percent, from $8,905,000 for the three months ended September 30, 1995. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The dollar increase in operating expenses primarily was attributable to volume-related and start-up costs increases in certain major operational expenses such as landfill fees and direct labor costs.

     Selling, general, and administrative expenses for the three months ended September 30, 1996, were $1,888,000, representing an increase of $279,000, or 17 percent, from $1,608,000 for the three months ended September 30, 1995. The dollar and percentage increase in selling, general, and administrative expenses was attributable primarily to increased overhead costs, such as sales and marketing costs, administrative expenses, customer service programs and related data processing expenses.

     Interest expense for the three months ended September 30, 1996, was $305,000, compared to $139,000 for the three months ended September 30, 1995. The average amount of interest-bearing debt outstanding significantly increased between periods, due primarily to equipment financing for start-up operations.

      The  Company's  income  tax  provision  was  calculated  using a rate of
approximately  39  percent   for the three months ended September 30, 1996 and
1995.

     As a result of the foregoing, the Company recorded net income of $58,000 for the three months ended September 30, 1996 as compared to net income of $277,000 for the three months ended September 30, 1995.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  -------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


     Revenue for the nine months ended September 30, 1996, was $32,996,000, representing an increase of $2,021,000, or approximately 7 percent, from $30,975,000 for the nine months ended September 30, 1995. The increase in revenue was attributable primarily to an increase in the Company's commercial, industrial and residential solid waste management services during this period.
 A substantial portion of the increase in commercial, industrial and residential services was attributable to increased activity in the Tampa and Fort Myers collection markets.

     Operating expenses for the nine months ended September 30, 1996, were $26,665,000, representing an increase of $2,316,000, or approximately 10 percent, from $24,349,000 for the nine months ended September 30, 1995. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The increase in operating expenses primarily was attributable to volume-related and start-up costs increases in certain major operational expenses such as landfill fees and direct labor costs.

     Selling, general, and administrative expenses for the nine months ended September 30, 1996, were $5,364,000, representing an increase of $941,000, or 21 percent, from $4,423,000 for the nine months ended September 30, 1995. The increase in selling, general, and administrative expenses was attributable primarily to increased overhead costs such as sales and marketing costs, administrative expenses, customer service programs and related data processing expenses.

     Interest expense for the six months ended September 30, 1996, was $955,000, compared to $380,000 for the nine months ended September 30, 1995. The increase in net interest expense was primarily attributable to an increase in the amount of interest-bearing debt outstanding, due primarily to equipment financing for start-up operations.

     The  Company's  income  tax  provision  was  calculated  using  a rate of
approximately  39  percent    for the nine months ended September 30, 1996 and
1995.

     As a result of the foregoing, the Company recorded net income of $7,000 for the nine months ended September 30, 1996, as compared to net income of $1,121,000 for the nine months ended September 30, 1995.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  -------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                      LIQUIDITY AND CAPITAL RESOURCES


     At September 30, 1996, the Company had working capital of $32,000 compared to a working capital deficit of $301,000 at December 31, 1995. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliates if needed are expected to be adequate to meet cash requirements in the foreseeable future. At September 30, 1996, the
Company  had  cash  of  approximately  $3,816,000.

     Net cash provided by operating activities during the nine months ended September 30, 1996, was $3,378,000, compared with $2,687,000 for the nine months ended September 30, 1995. The increase in cash provided by operating activities was due primarily to the increase in depreciation expense during 1996, net of changes in certain operating assets and liabilities (primarily accounts receivables, income tax refund receivable, and accounts payable). For the first nine months of 1995, cash provided by operating activities was due primarily to cash provided by net income, net of changes in certain operating assets and liabilities (primarily other assets and accounts payable). Net cash used by investing activities during the nine months ended September 30, 1996, was $1,732,000, as compared to $7,254,000 during the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the Company had $2,003,000 of capital expenditures compared to $7,620,000 during 1995. Net cash used by financing activities during the six months ended September 30, 1996, was $1,245,000 primarily as a result of the repayment of the Company's long-term debt borrowings.

     During the nine months ended September 30, 1996 and 1995, the Company's average trade receivables were outstanding for 48 and 60 days, respectively. Both averages were based on revenue annualized and compared to the trade receivable balances at September 30. Management believes that the number of days outstanding for its receivables approximates industry norms. Credit is extended based on an evaluation of the customer's financial condition. Credit losses are provided for in the financial statements and have been within management's expectations.

     During the nine months ended September 30, 1996 and 1995, the Company's average trade payables were extended for 29 and 36 days, respectively. Both averages were based on the nine-month operating and selling, general, and administrative expenses annualized and compared to trade payable balances at September 30.

     Historically, inflation has not had a material effect on the Company's operations.

                        PART II - OTHER INFORMATION
                        ---------------------------




Item  1.          Legal  proceedings
                  ------------------

          None

Item  2.          Changes  in  securities
                  -----------------------

          None

Item  3.          Defaults  upon  senior  securities
                  ----------------------------------

          None

Item  4.          Submission  of  matters  to  a  vote  of  security holders
                  ----------------------------------------------------------

          None

Item  5.          Other  information
                  ------------------

          As  previously disclosed in the Company's Form 10-K, the Company was
waiting  to  receive           an environmental assessment with regards to its
Jacksonville  facility.   This assessment was          needed to determine the
responsible  party  and  level  of  remediation necessary, if any, to comply  with  applicable  state  and  local  standards and other environmental
regulations.           Additional testings and sampling have been completed at
the  Company's  Jacksonville               facility and no further remediation
activities  are  required.

Item  6.          Exhibits  and  reports  on  Form  8-K
                  -------------------------------------

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


          TRANSCOR  WASTE  SERVICES,  INC.



Date:  November  11,1996  By:  /s/ Ira D. Cohen
       ------------------      --------------------------------------------
                               Ira  D.  Cohen
                               President
                               (President and Principal  Executive Officer)



Date:  November 11, 1996  By:  /s/ Norman S. Dominiak
       ------------------      --------------------------------------------
                               Norman S. Dominiak
                               Treasurer and Chief Financial Officer
                               (Principal Accounting and Financial Officer)