Form 10-K
period 1996-12-31
TRANSCOR WASTE SERVICES INC
filed 1997-04-17
CIK 894096

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                     -------------------------------------------
                                      FORM 10-K

          [MARK ONE]
          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     For the fiscal year ended December 31, 1996

                                          OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from               to              .

                             Commission File No. 1-11822
                     -------------------------------------------
                            TRANSCOR WASTE SERVICES, INC.
                (Exact name of registrant as specified in its charter)

                    Florida                       65-0369288
            (State of incorporation) (I.R.S. Employer Identification No.)

                   1502 Second Avenue, East, Tampa, Florida  33605
                (Address of registrant's principal executive offices,
                                 including zip code)
                     -------------------------------------------
               (Registrant's telephone number, including area code):
                                    (813) 248-5885

             Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Exchange
                   Title of Each Class          on Which Registered
              ----------------------------- ---------------------------
              Common Stock, $.001 par value   The NASDAQ Stock Market

             Securities registered pursuant to Section 12(g) of the Act:

                                         NONE

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]     No   [  ]





               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               As of April 7, 1997, there were 4,010,000 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 1997, was $4,200,000.

                     -------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

                                         NONE





               Documents incorporated by reference: Certain exhibits provided in Part IV are incorporated by reference from the Company s Registration Statement on Form S-3 (File No. 33-54640).

               Note: The discussions in this Form 10-K contain forward looking statements that involve risks and uncertainties. The actual results of TransCor Waste Services, Inc., and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management s Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company s actual results for 1997 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Risk Factors" in the Company's Registration Statement on
          Form S-3 (File No. 33-54640).

                                        PART I

          ITEM 1.   BUSINESS

          The Company

               TransCor Waste Services, Inc. (the "Company") provides solid waste management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company currently owns and operates fully-permitted construction and demolition ("C&D") transfer and recycling ("T&R") facilities in four of the largest metropolitan regions in the state of Florida. The Company also engages, pursuant to several municipal contracts, in the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass. In addition to its T&R operations, the Company collects and disposes of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions, and it provides residential garbage collection services for several municipalities in Pinellas County, St. Lucie County, Lee County, and Hillsborough County, Florida. The Company also provides demolition and other related services in conjunction with, and as an economic complement to, its waste management services.

               The Company was incorporated under the laws of the State of Florida on November 6, 1992. In addition, the Company is a 74 percent owned subsidiary of Kimmins Corp. ("Kimmins"), a publicly-held New York Stock Exchange listed company that provides, among other things, various specialty contracting services.





          Company Services

               Transfer and Recycling Operations

                    The Company currently owns and operates fully permitted
               T&R facilities in four Florida metropolitan regions, which include Clearwater (Pinellas County), Tampa (Hillsborough County), Jacksonville (Duval County), and Miami (Dade County). Non-hazardous C&D debris, and occasionally where permitted, yard waste is deposited by both the Company's own collection vehicles and by outside third parties, including competitive waste disposal companies. Waste material deposited at the Company's facilities is first weighed on a computerized scale to determine the fee to be paid to the Company. Then the recyclable waste is segregated by the Company for resale or donation. The non-recyclable material is compacted, transferred to trailers, and transported by third-party haulers to landfills for disposal.

                    Because the Company's permits allow it to segregate and
               recycle part of the C&D debris and yard waste accepted at its T&R facilities (thereby decreasing the Company's landfill disposal costs) and the Company can haul economically the non-recyclable waste to outlying rural landfills (where disposal fees are much lower than those charged by urban disposal facilities), the Company is frequently able to charge lower rates at its T&R facilities than those charged by landfill operators in the same vicinities. In addition, disposal of debris at the Company's T&R facilities generally requires less time and causes less damage to waste collection vehicles than landfill disposal. At landfills, haulers of all types of solid waste and debris must converge on the same weigh stations and must often travel up to two to three miles over temporary, debris-laden roads and contend with hard-to-maneuver tipping conditions. In contrast, the Company's T&R facilities, which generally accept C&D debris and yard waste primarily, are only approximately four acres in size and provide haulers with flat concrete-finished surfaces for driving and tipping. As a result, the Company believes those waste haulers, including those in competition with the Company's own collection services, are provided strong economic and other incentives for disposing of their C&D debris, and yard waste at the Company's T&R facilities.

                    Laws   requiring  recycling   or  the   achievement  of
               recycling goals have already been passed and continue to be passed throughout the United States, including the state of Florida. These laws have resulted from problems associated with the disposal of an increasing volume of solid waste,
               and  the   Company  believes  that  more   state  and  local
               governments will mandate recycling of reusable materials and
               the  composting  of  yard  waste.    The  Company  currently
               segregates and recycles C&D debris, and occasionally where





          permitted, yard waste at all four of its T&R facilities. In addition, pursuant to its contracts with the City of Tampa, St. Lucie County, Lee County, and other municipalities, the Company provides residential curbside collection of a variety of already segregated recyclable material, including newspapers, cardboard, plastic, metals, and glass. The Company sells substantially all of the recyclable material it collects to processors or manufacturers.

                    The Company's  T&R facilities also are  used to provide
               maintenance, parking, and fueling of the Company's truck fleet and a base of operations for its regional administrative personnel.

               Collection Operations

                    In addition to its T&R operations, the Company provides
               solid waste collection and disposal services for a wide range of customers. In connection with such services, the Company collects C&D debris and yard waste for processing at its T&R facilities. It also collects other forms of non-hazardous solid waste for hauling directly to, and disposal at, landfills in each of its T&R regions and Fort Pierce (St. Lucie County), Lantana (Palm Beach County), and Fort
               Myers (Lee County), Florida (where it has administrative facilities for its collection operations). The Company currently provides its collection services to approximately 16,200 commercial and industrial customers and to approximately 72,200 residential households. Commercial services are typically provided pursuant to municipal and private contracts, as well as through a direct marketing program, with terms of one to three years, industrial services are typically provided on a project-by-project basis, and residential services are provided by municipal contract or individual household request. Municipal contracts have a term of three to five years.

                    For the years ended  December 31, 1994, 1995 and  1996,
               St. Lucie County, Florida, provided approximately 10 percent, 8 percent, and 7 percent of the Company's revenue pursuant to a five-year agreement entered into between the Company and St. Lucie in January 1994 (the "St. Lucie Contract"). Pursuant to such agreement, the Company provides solid waste collection services to St. Lucie, including the collection of waste, yard waste, and recyclable materials from residential and commercial customers. The Company's collection fees are calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed.





                    For the years  ended December 31,  1995 and 1996  (none
               for 1994), the City of Tampa, Florida, provided approximately 1 percent and 6 percent, respectively, of the Company s revenue pursuant to a five-year agreement entered into between the Company and the City of Tampa in August 1995 (the "City of Tampa Contract"). Pursuant to such agreement, the Company provides solid waste collection services to the City of Tampa, including the collection of waste and recyclable materials from residential and commercial customers. The Company s collection fees are calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed.

                    For  the years ended  December 31, 1995  and 1996 (none
               for 1994), Lee County, Florida, provided approximately 2 percent and 8 percent, respectively, of the Company s revenue pursuant to a five-year agreement entered into between the Company and Lee County in April 1995 (the "Lee County Contract"). Pursuant to such agreement, the Company provides solid waste collection services to Lee County, including the collection of waste and recyclable materials from residential and commercial customers. The Company s collection fees are calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed.

                    For the years ended December 31, 1994, 1995, and  1996,
               the City of Tarpon Springs, Florida, provided approximately 5 percent, 4 percent, and 3 percent, respectively, of the Company's revenues pursuant to a five-year agreement entered into between the Company and Tarpon Springs in September 1991 (the "Tarpon Springs Contract"). Pursuant to such agreement, the Company provided, on a daily basis, solid waste collection services to Tarpon Springs, including the collection of C&D debris, yard waste, and recyclable residential waste for processing at the Company's Clearwater T&R facility and collection of waste from residential and commercial customers garbage for hauling to and disposal at county landfills.

               Commercial and Industrial Waste Collection

                    The  Company provides  commercial  and industrial  non-
               hazardous solid waste collection services to customers who are serviced by the Company's route collection system at agreed upon schedules or upon the customer's request.
               Commercial and industrial customers generally use waste containers and/or compactors provided by the Company. Commercial customers use containers that range in size from one to eight cubic yards or compactor boxes that range in size from 20 to 40 cubic yards. Compactor boxes are used with customer or Company-owned compactors, which are designed to reduce the volume of stored waste, thereby





               permitting less frequent collection. Commercial containers are lifted and the waste contents are unloaded into the
               Company's collection trucks at the customer's site. Industrial customers use "roll-off" waste containers that range in size from 10 to 40 cubic yards. Filled roll-off containers are collected and replaced by empty containers by the Company's roll-off trucks.

                    Fees  for both  commercial  and industrial  solid waste
               collections jobs vary based on such factors as job duration, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility, and cost of disposal.

               Residential Waste Collection

                    Residential collection services are  typically provided
               either on a subscription basis, where the individual household contracts directly with the Company, or on a municipal contract basis, where the Company contracts with the municipality to collect from all residences within a specified area. Municipal contracts provide relatively consistent cash flow during the contract period and require less administration as individual billing and debt collection systems are not necessary and because all residents within the area are served. The Company has currently entered into several municipal contracts that provide from $86,400 to $4,320,000 in collection revenue annually. These contracts are typically competitively bid and have initial terms of one to five years. These contracts also generally provide for the Company's curbside collection and recycling of already segregated recyclable materials from individual residences. Substantially all of the segregated recyclable waste collected by the Company is delivered to other waste management facilities for processing or disposal.

               Demolition Services

                    The Company provides demolition services for commercial
               and residential  customers.  Its demolition services include the razing and dismantling of facilities and structures, the recovery of demolished material for reuse and recycling, and the disposal of non-recycled demolition debris. The typical demolition projects of the Company are single and multistory urban buildings and small warehouses, manufacturing plants,
               and  other facilities.    The Company  enters into  separate
               demolition contracts for each project, which are usually for a term of less than six months and, to date,  have ranged in
               amounts  from $1,500 to $1,775,000.   In connection with the
               Company's demolition activities, the Company uses equipment such as bulldozers, front-end wheel loaders, and roll-off trucks and containers, all of which are stored at the Company's T&R facilities. By pursuing demolition projects





               in its existing markets, the Company can use its T&R facilities to reduce the costs of demolition waste disposal, which is traditionally one of the most significant costs associated with demolition projects.

               Other Services and Arrangements

                    The Company can provide certain other specialized solid
               waste management services involving particular needs of customers. The Company's specialized services include using Company-owned trucks and loaders to remove waste from demolished buildings, burned-out structures, and closed scrap yards and to clean customer sites after natural disasters, such as Hurricane Andrew in South Florida and the tornadoes in the Pinellas County, Florida, area.

          Sales and Marketing

               In management s view, both the Company's current T&R operations and its collection and disposal operations still have growth capacity. Consequently, the Company has increased its sales and marketing efforts on attracting potential customers to its T&R facilities by emphasizing the perceived economic and environmental benefits associated with such use and on obtaining additional collection routes within its operating regions. To date, the Company's sales and marketing activities principally have been conducted through the efforts of the Company's management and its in-house sales staff. However, during the fourth quarter of 1996, the Company has implemented a program to hire and train additional sales personnel for its T&R facilities to support the commercial and industrial markets. This sales force operates on an incentive-based, industry standard compensation program that management believes will yield an increase in revenue growth through 1997 and beyond. In conjunction with the increased sales effort, the Company implemented an aggressive advertising program.

               The Company generally obtains waste collection contracts for its services or for the operation of certain waste management facilities through the process of competitive bidding, purchase orders, or negotiations. The Company's marketing efforts include selling door to door, monitoring trade journals and other industry sources for bid solicitations by various entities, including government authorities and related instrumentalities, and responding to such bid solicitations, which may include requests for proposals ("RFPs") and requests for qualifications
          ("RFQs").   The Company also attempts to  be included on lists of
          qualified  bidders frequently  contained in  RFPs and  RFQs.   In
          response to an RFP or RFQ, the soliciting entity requires a written response within a specified period. Generally, in the case of an RFP, a bidder submits a proposal detailing its qualifications, the services to be provided, and the cost of the services to the soliciting entity; and then such entity, based on its evaluation of the proposals submitted, awards the contract to





          the successful bidder. In the case of an RFQ, a bidder submits a response describing its experience and qualifications. The soliciting entity then selects the bidder believed to be the most qualified and negotiates all the terms of the contract, including the cost of the services. The Company's single largest contract was derived through competitive bidding, and the Company expects that future significant customers will be obtained through competitive bidding. The Company also has obtained customers through recommendations and referrals from existing customers.

          Competition

               Although developments in the waste management  industry have resulted in the emergence of large private and public waste management companies and in consolidating trends in the industry, the waste management business is characterized by intense competition. The Company believes that no single company has a dominant market share of the waste management business in the United States or Florida. Although competition varies by locality and type of service, the Company's principal sources of competition are local and regional waste management companies of varying size, which primarily provide collection or disposal services to customers in a limited geographic area; large regional and national waste management companies, which operate over more extensive geographic areas that provide completely integrated waste management services, own or operate disposal sites, and engage in various transfer and resource recovery activities; and counties and municipalities that maintain their own waste collection and disposal services for residents and businesses in the locality. National companies that compete against the Company include, among others, Waste Management, Inc., Browning-Ferris Industries, Inc., U.S.A. Waste, and Republic Waste Industries. Several competitors are or have been customers of the Company's transfer and recycling facilities. Many of the Company's competitors are well established and had much greater marketing, financial, and other resources than the Company. In addition, the counties and municipalities that compete with the Company often have financial advantages due to their access to tax revenues and tax-exempt financing.

               The Company believes that the principal competitive factors in the industry are price, reputation, service, managerial experience, financial assurance capability (particularly as it relates to municipal contracts), and internalization of costs from vertical integration of services offered.

          Government Regulation

               The waste  management business  is subject to  extensive and
          frequently   evolving  federal,   state,   and  local   laws  and
          substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency (the "EPA"), various state agencies, and county and local authorities





          acting in conjunction with and independently of such federal and state entities. Among other things, these regulatory bodies impose restrictions to control air, soil, and water pollution, and requirements that regulate health, safety, zoning, and land use. Solid waste management companies are required to obtain and maintain state and local government permits in connection with a significant part of their operations. Operating permits generally are required for solid waste management facilities (such as landfills and recycling operations), transfer stations, and certain vehicles, and these permits are subject to revocation, modification, and renewal.

               Federal, state,  and local  regulations vary; however,  they generally govern disposal activities, govern the location and use of facilities, and impose restrictions to prohibit or reduce air, soil, and water pollution. Waste management facilities generally are subject to certain operational, closure, post-closure, monitoring and site maintenance, and remediation obligations, which could lead to significant costs for monitoring and corrective measures. Both governmental authorities and the public have the power to enforce compliance with these regulations and to obtain injunctions or the imposition of fines for violations.

               The  federal statutes of most  importance to the Company are the Resource Conservation and Recovery Act of 1976, as amended, and the EPA's implementing regulations (collectively, "RCRA"), and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, ("CERCLA"). RCRA establishes a comprehensive framework for state and federal regulation of solid and hazardous waste management. It seeks to prevent the release into the environment of hazardous waste through the development of solid waste management plans and the regulation of the generation, treatment, transport, storage, and disposal of hazardous wastes. It also establishes a program to ensure that non-hazardous wastes are disposed of in environmentally controlled facilities. While RCRA was implemented to prevent the release of hazardous wastes into the environment, CERCLA was designed to establish a national strategy to remediate or improve existing hazardous environmental conditions. CERCLA establishes liability for cleanup costs and environmental damages for current and former facility owners and operators and persons who generate, transport, or arrange for transportation of hazardous substances for disposal at a particular facility. Most states, including Florida, have statutes similar to RCRA and CERCLA that regulate the handling of hazardous substances, hazardous wastes, and non-hazardous wastes. Many such statutes impose requirements that are more stringent than their federal counterparts. The Company could be subject to substantial liability under these statutes to private parties and governmental entities, in some instances without any fault, for fines, remediation costs, and environmental damage because of the mishandling, release, or existence of any hazardous substances at any of its facilities or the improper operation of such facilities.





               Certain states have recently implemented or are implementing legislation that mandates recycling as an integral part of their solid waste management programs. In 1988, the state of Florida enacted a law that requires each county in the state to recycle 30 percent of its total municipal solid waste stream by 1994. In addition, many other states have adopted similar recycling legislation. Although the Company believes that such legislation has a beneficial impact on the Company's existing business, to the extent that the Company executes its expansion plans and acquires or develops one or more landfills, recycling legislation would reduce the total volume of waste that would otherwise be available for disposal. The Company currently recycles certain waste at all four of its T&R facilities and collects recyclable material for its commercial, industrial, and residential customers.

               Amendments to existing statutes and regulations, changes in regulatory policies, adoption of new statutes and regulations, and the Company's expansion into other jurisdictions and waste management services could require the Company and others in the industry continually to modify waste disposal facilities and alter methods of operations at costs that would likely be substantial, which could adversely affect the Company. In addition, the Company is and will be required to obtain and maintain government permits in connection with almost every aspect of its operations, including its operation of its transfer stations or future proposed waste management facilities. The permits range in length from one year to five years and all may be renewed upon expiration. The Company believes that it is in substantial compliance with all federal, state, and local laws and regulations that govern its material operations.

          Potential Liability and Insurance

               The  solid waste  management  industry involves  potentially significant risks of statutory, contractual, and common law liability. The Company carries a broad range of insurance coverage, which the Company considers to be sufficient to meet regulatory and customer requirements and to protect the Company's assets and operations. The Company also obtains additional insurance as required on a contract-by-contract basis. The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts. Nevertheless, an under-insured or completely uninsured claim against the Company, if successful and of a significant amount, could have a material adverse effect on the Company. In addition, the inability to obtain insurance in the future of the type and in the amounts required could impair the Company's ability to obtain new contracts, which are, in certain instances, conditioned upon the availability of adequate insurance coverage.





               By policy, the Company does not deal with or handle hazardous waste, either in its T&R facilities or in connection with its collection routes. However, the Company's T&R facilities are located on former industrial or landfill sites where debris and fill may have accumulated or been deposited by prior owners. Consequently, there is a risk that these facilities may contain contaminants at more than permissible levels caused by the prior owners of the Company's facilities. Environmental studies have been prepared on these facilities by independent engineers engaged by the Company that indicate that these facilities are not violating state and federal standards. The Company does not currently maintain environmental impairment insurance as it believes that it does not require this type of insurance. The Company also believes it is common for waste management companies that do not generally participate in the hazardous waste business to forego such insurance, as such insurance is not cost-effective for them to maintain.

          Performance Bonds

               The Company is required, in certain instances, to post performance and payment bonds in connection with contracts or projects with government entities and, to a lesser extent, private sector customers. To date, a significant amount of the Company's revenue has been derived from contracts or projects that required the Company to post such bonds. In addition to performance and payment bond requirements, new or proposed legislation in various jurisdictions requires or will require the posting of substantial bonds. In addition, legislation will require waste management companies to provide further assurances covering the closure, post-closure monitoring, and corrective activities for certain waste management facilities, especially and primarily landfills. The Company's current bonding coverage is $30 million per project, with an aggregate of $100 million. Francis M. Williams, Chairman of the Company, has indemnified the performance bond issuer against default by the Company. There can be no assurance that in the future the Company can obtain bonds in the amounts required or can increase its bonding capacity. To date, the Company has not experienced any difficulty in obtaining such bonds.

          Employees

               The Company has approximately  400 full-time employees, 2 of whom are executive officers of the Company, 14 of whom are employed in professional capacities, 32 of whom are employed in administrative capacities, 32 of whom are employed as field supervisors in all of the Company's operations, and 320 of whom are employed in field operations. Field supervisors and employees hired for field operations are hired on a project basis. No employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be satisfactory.





          ITEM 2.   PROPERTIES

               The Company's principal executive offices are located at 1502 Second Avenue - East, Tampa, Florida 33605. The office has been subleased from Kimmins for three years, commencing on June 1, 1993, and contains renewal options for subsequent one-year terms. The lease provides for rental payments based on market rental rates. At the end of each lease term, including all option terms, the rent will be subject to a cost of living increase. The lease provides that the Company is responsible for all expenses including property taxes, telephone service and trash removal fees, property insurance premiums, other insurance related costs, and all maintenance and repair costs.

               The Company owns and operates the following facilities:

               Clearwater, Pinellas County

                    The   Company's   Clearwater   facility,   located   on
               approximately ten acres, is zoned heavy industrial and contains a T&R building of approximately 33,000 square feet with modular office space of approximately 3,000 square feet. The Clearwater facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1996, of $867,000. The note matures on January 1, 1999, and bears interest at a rate of 1 percent above the lender's prime rate. As additional security for the lender, the Company executed an assignment of rents and leases in the event of a default under the mortgage.

               Tampa, Hillsborough County

                    The    Company's   Tampa   facility   is   located   on
               approximately four and one-quarter acres in downtown Tampa. The property is zoned heavy industrial and contains an approximately 15,000 square foot T&R building. The Tampa facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1996, of $585,000. This note matures on March 1, 2001, and bears interest at a rate of 1.5 percent above the lender s prime rate.

               Jacksonville, Duval County

                    The  Company's  Jacksonville  facility  is  located  on
               approximately  ten  acres.    The property  is  zoned  light
               industrial and contains an approximately 37,500 square foot recycling building, 2,000 square feet of office space, and a
               1,500  square  foot  maintenance  shop.    The  Jacksonville
               facility is subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal
               amount  at  December 31,  1996,  of  $1,400,000.   The  note
               matures on January 1, 2012, and bears interest at the rate





               of 8.75 percent per annum. As additional security for the payments under the notes and the Company's performance of its obligations under the mortgage, the Company executed a modification to the mortgage to assign all rents from the property or to appoint a receiver in the event of a default under the mortgage.

               Miami, Dade County

                    The    Company's   Miami   facility   is   located   on
               approximately four and one-half acres, is zoned industrial, contains an approximately 60,500 square foot T&R building, and contains an office area of approximately 2,500 square feet that is used for its Miami collection operations. The Miami facility is subject to a mortgage, which was refinanced during 1995, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1996, of approximately $911,000. The note matures on July 30, 2003, and bears interest at a rate of
               1.5 percent above the prime rate of CitiBank, N.A. As additional security for the lender, the Company executed a conditional assignment of leases, rents, and profits in the event of a default under the mortgage.

               Fort Pierce, St. Lucie County

                    The  Company's  Fort  Pierce  facility  is  located  on
               approximately two acres and is zoned heavy industrial. The facility contains an approximately 1,000 square foot warehouse and office space of approximately 1,000 square feet. The Fort Pierce facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1996, of approximately $155,000. The note matures on March 1, 1999, and bears interest at a rate of 3.75 percent above the lender's prime rate.

               Lantana, Palm Beach County

                    The   Company's  Lantana   facility   is   located   on
               approximately five acres and is zoned industrial. The facility contains an approximately 36,000 square foot building, an office area of approximately 3,900 square feet, and a maintenance shop of approximately 7,000 square feet. The Lantana facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount of approximately $952,000 at December 31, 1996. The note matures on October 18, 2010, and bears interest at the rate equal to the lender's prime rate.





               Fort Myers, Lee County

                    The  Company's  Fort  Myers   facility  is  located  on
               approximately two acres and is zoned industrial. The facility contains a building of approximately 6,400 square feet and office areas of approximately 2,200 square feet. The Fort Myers facility, which began operations on October 1, 1995, is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1996, of approximately $331,000. The note matures on August 9, 2000, and bears interest at the rate of 9.25 percent.

          ITEM 3.   LEGAL PROCEEDINGS

               The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material effect on the Company's financial position or results of operations.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders during the fourth quarter of 1996.





                                       PART II

          ITEM 5. MARKET FOR THE REGISTRANT S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's Common Stock has been traded on the NASDAQ National Market System under the symbol "TRCW" since August 21, 1995. The Company's Common Stock had been traded on the Boston Stock Exchange under the symbol "TRW" from March 25, 1993, to August 21, 1995. Prior to March 25, 1993, the Company's Common Stock was not publicly held or traded. The following table sets forth, for the periods indicated, high and low bid quotations for the Company's Common Stock as reported by NASDAQ.

                              1995              High       Low
                   -------------------------  --------- ---------
                   First quarter . . . . . .  $   3.125 $   1.625
                   Second quarter  . . . . .  $   5.750 $   2.875
                   Third quarter . . . . . .  $  12.375 $   5.125
                   Fourth quarter  . . . . .  $   8.250 $   5.250

                              1996              High       Low
                   -------------------------  --------- ---------
                   First quarter . . . . . .  $   9.000 $   5.250
                   Second quarter  . . . . .  $   7.000 $   4.000
                   Third quarter . . . . . .  $   5.375 $   3.500
                   Fourth quarter  . . . . .  $   6.000 $   3.500

               As of April 10, 1997, there were approximately 40 holders of record of the Common Stock. Many of such holders are brokers and other institutions holding shares in "street names" for more than one beneficial owner.

          Dividends

               The Company has not paid any cash dividends since its inception, and the Board of Directors does not plan to declare dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company to support the future growth of the Company's business.





          Recent Sales of Unregistered Securities

               The following information relates to equity securities of the Company issued or sold during the year ended December 31, 1996, that were not registered under the Securities Act in 1993, as amended (the "Securities Act"):

               In March 1996, the Company issued 10,000 shares of Common Stock to the underwriters of the Company s initial public offering upon the exercise of a warrant to acquire 10,000 shares of Common Stock at $6.00 per share. The Company believes that this issuance was exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering.





          ITEM 6.   SELECTED FINANCIAL DATA

               The selected financial information set forth below has been derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements, including the notes thereto appearing elsewhere in this report.

          Operations Statement Data:
                                          Year Ended December 31,
                                   (In thousands, except per share data)
                                ------------------------------------------
                                  1992    1993     1994     1995     1996
                                ------- -------  -------  -------  -------
          Revenue . . . . . . . $17,637 $24,909  $29,007  $41,119  $44,193
          Expenses:
           Operating expenses .  11,896  17,395   22,055   29,992   32,894
           Depreciation . . . .   1,346   1,439    1,866    2,288    3,309
           Selling, general,
            and administrative
            expenses  . . . . .   2,475   2,449    3,835    5,517    6,827
           Management fee to
            affiliate . . . . .     529     374      435      617      671
          Operating income  . .   1,392   3,252      817    2,704      492
          Interest expense  . .     886     814      547      548    1,354
          Net income (loss) . .     311   1,500      166    1,316     (526)
          Net income (loss) per
           share:
            Primary . . . . . . $   .10 $   .40  $   .04  $   .32  $  (.13)
            Fully diluted . . . $   .10 $   .37  $   .04  $   .32  $  (.13)
          Weighted average
           number of shares of
           common stock
           outstanding:
            Primary . . . . . .   3,000   3,776    4,025    4,049    3,998
            Fully diluted . . .   3,000   4,359    4,025    4,051    3,998

          Dividends per share .    None    None     None     None     None

          Balance Sheet Data:
                                               December 31,
                                              (In thousands)
                                ------------------------------------------
                                  1992    1993     1994     1995     1996
                                ------- -------  -------  -------  -------
          Total assets  . . . . $21,601 $31,455  $30,241  $46,851  $46,010
          Working capital
           (deficit)  . . . . .     220   2,684    2,643     (301)  (1,614)
          Long-term
           obligations, net
           of current
           maturities . . . . .   8,884  10,309    8,691   17,972   16,807
          Stockholders' equity    6,808  12,087   12,318   13,585   13,119





          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations

               The following table sets forth, for the periods indicated, the percentage of revenue represented by certain items reflected in the Company's operations statement data:

                                            Year Ended December 31,
                                  -----------------------------------------
                                       1994         1995          1996
                                  ------------- ------------- -------------
          Revenue . . . . . . . .       100.0%        100.0%        100.0%
          Expenses:
           Operating expenses . .        76.0%         72.8%         74.4%
           Depreciation . . . . .         6.4%          5.7%          7.6%
           Selling, general,
            and administrative
            expenses  . . . . . .        13.2%         13.4%         15.4%
           Management fee to
            affiliate . . . . . .         1.5%          1.5%          1.5%
                                  ------------- ------------- -------------
          Operating income  . . .         2.9%          6.6%          1.1%
          Interest expense  . . .         1.9%          1.4%          3.1%
                                  ------------- ------------- -------------
          Income (loss) before
           provision for income
           taxes (benefit)  . . .         1.0%          5.2%         (2.0%)
          Provision for income
           taxes (benefit)  . . .         0.4%          2.0%         (0.8%)
                                  ------------- ------------- -------------
          Net income (loss) . . .         0.6%          3.2%         (1.2%)
                                  ============= ============= =============

          Year ended December 31, 1996, Compared to Year Ended December 31,
          1995

               Total  revenue for  the year  ended December  31, 1996,  was
          $44,193,000,   representing  an   increase   of   $3,074,000   or
          approximately  7  percent from  $41,119,000  for  the year  ended
          December 31, 1995.   The increase in revenue attributable  to the
          Company's industrial and commercial services ($3,356,000 increase in revenue)  was due to  increased activity in the  Miami and Ft.
          Myers markets.    The increase  in  revenue attributable  to  the
          Company s residential services  ($2,302,000 increase in  revenue)
          was a result of a full year of services provided due to the commencement of the City of Tampa and Lee County municipal
          contracts  during   October  1995.    The   increase  in  revenue
          associated with the Company s demolition services ($753,000 increase in revenue) was primarily due to contracts awarded in
          1996.   The  decrease in  revenue attributable  to  the Company s
          transfer and recycling services ($3,337,000 decrease in revenue) was due to decreased activity in the Miami market due to the loss





          of  a significant  customer.   The impact  of price  increases on
          revenue is less than 3 percent.

               Operating expenses for the year ended December 31, 1996, were $32,894,000, representing an increase of $2,902,000 or approximately 10 percent from $29,992,000 for the year ended December 31, 1995. Operating expenses include fees charged by landfills for waste disposal (which, to date, have been the largest component of the Company's operating expenses), and direct labor costs associated with the collection, transfer, and recycling of waste. The dollar increase in operating expenses is attributable to the increase in revenue. The increase in operating expenses, as a percentage of total revenue, primarily was attributable to the increase in revenues from the Company's residential services, which have historically had lower profit margins than the Company's other solid waste management operations.

               Depreciation expense for the year ended December 31, 1996, was $3,309,000, representing an increase of $1,021,000 or 45 percent from $2,288,000 for the year ended December 31, 1995. The dollar and percentage increase in depreciation is primarily attributable to the additional equipment acquired during the last quarter of 1995 and during 1996 to service the Company's increased level of operations in Fort Myers and Tampa, Florida.

               Selling, general, and administrative expenses, including management fees of $671,000 to Kimmins, for the year ended December 31, 1996, were $7,498,000, representing an increase of $1,364,000 or 22 percent from $6,134,000 for the year ended December 31, 1995. The dollar and percentage increase in selling, general, and administrative expenses is primarily attributable to increased overhead costs, such as administrative, sales, and marketing costs associated with higher expected levels of operations. The management fee covers the cost of certain executive, administrative, and financial services provided by Kimmins.

               Interest expense, net of interest income, for the year ended December 31, 1996, was $1,354,000, as compared to $548,000 for the year ended December 31, 1995. Interest expense associated with debt increased from $1,040,000 to $1,950,000 as a result of the increase in the amount of interest-bearing debt outstanding. Interest income related to receivables from affiliates increased from $492,000 to $596,000, as a result of expenditures for the purchase of equipment in connection with the Company's contracts with the City of Tampa and Lee County to provide solid waste management services.

               The Company's income tax benefit for the year ended December 31, 1996, and income tax expense for the year ended December 31, 1995, was calculated using a rate of approximately 39 percent. For tax purposes, temporary differences between carrying amounts of assets and liabilities resulted in a federal net operating





          loss ("NOL") of approximately $1,840,000. The largest component of these book-tax differences is depreciation on operating assets that created approximately $1,935,000 of additional depreciation expense in calculating the 1996 tax NOL. Approximately $1,300,000 of the 1996 NOL is being carried back for tax purposes, resulting in approximately $320,000 of federal tax refunds. The remaining NOL of approximately $500,000 will be carried forward to offset taxable income in future years. Management expects to utilize this NOL before it expires in the year 2011. In addition to the NOL, the Company has a $170,000 alternative minimum tax credit available to offset future federal regular income tax. This credit does not expire.

               As a result of the foregoing, the Company incurred a net loss of $526,000 for the year ended December 31, 1996, as compared to net income of $1,316,000 for the year ended December 31, 1995.

          Year Ended December 31, 1995, Compared to Year Ended December 31,
          1994

               Total revenue for the year ended December 31, 1995, was $41,119,000, representing an increase of $12,112,000 or approximately 42 percent from $29,007,000 for the year ended December 31, 1994. The increase in revenue primarily was attributable to an increase of $4,366,000 in the Company's industrial and commercial services during this period and an increase of $4,347,000 of revenue generated from transfer and recycling services. The increase in revenue generated from industrial and commercial operations was attributable to commencement of the Company's Fort Myers operations and to increased activity in the Miami market. A substantial portion of the increase in revenue from transfer and recycling services was attributable to increased activity in the Jacksonville and Miami collection markets.

               Operating expenses for the year ended December 31, 1995, were $29,992,000, representing an increase of $7,937,000 or approximately 36 percent from $22,055,000 for the year ended December 31, 1994. Operating expenses include fees charged by landfills for waste disposal (which, to date, have been the largest component of the Company's operating expenses), and direct labor costs associated with the collection, transfer, and recycling of waste. The dollar increase in operating expenses is attributable to the increase in revenue. The decrease in operating expenses, as a percentage of total revenue, primarily was attributable to the increase in revenues from the Company's industrial and commercial services, which have historically had higher profit margins than the Company's other solid waste management operations.

               Depreciation expense for the year ended December 31, 1995, was $2,288,000, representing an increase of $422,000 or 23 percent from $1,866,000 for the year ended December 31, 1994.





          The dollar increase in depreciation is primarily attributable to the additional equipment acquired during the last quarter of 1994 and during 1995 to service the Company's increased level of operations in Fort Myers and Tampa, Florida. Depreciation as a percentage of revenue decreased for the year ended December 31, 1995, compared to the same period in 1994, primarily due to improved equipment utilization over an expanded revenue base.

               Selling, general, and administrative expenses, including management fees to Kimmins, for the year ended December 31, 1995, were $6,134,000, representing an increase of $1,864,000 or 44 percent from $4,270,000 for the year ended December 31, 1994. The dollar and percentage increase in selling, general, and administrative expenses is primarily attributable to increased overhead costs, such as office salaries and marketing costs associated with higher levels of operations.

               Interest expense for the year ended December 31, 1995, was $548,000, as compared to $547,000 for the year ended December 31, 1994. Interest expense associated with debt increased from $786,000 to $1,040,000 as a result of the increase in the amount of interest-bearing debt outstanding. Interest income related to receivables from affiliates increased from $223,000 to $492,000.

               The Company's income tax expense was calculated using a rate of approximately 39 percent for the years ended December 31, 1995 and 1994.

               As a result of the foregoing, the Company earned net income of $1,316,000 for the year ended December 31, 1995, as compared to net income of $166,000 for the year ended December 31, 1994.

          Liquidity and Capital Resources

               At  December 31,  1996, the  Company had  a working  capital deficit of $1,614,000 compared to a working capital deficit of $301,000 at December 31, 1995. Working capital was impacted by decreases in accounts receivable - trade, costs and estimated earnings in excess of billings on uncompleted contracts, income tax refund receivable, and an increase in accrued expenses. In addition, balances due to KVN increased by approximately $2,775,000 due to advances of current funds. All such advances are interest
          bearing.   Current  financial resources,  anticipated funds  from
          operations, and repayment of receivables from affiliates (if needed) are expected to be adequate to meet cash requirements in
          the year  ahead and  the foreseeable  future.    At December  31,
          1996, the Company had cash of $1,438,000.

               During the year ended  December 31, 1996, net  cash provided by operating  activities was $4,464,000 compared  with $4,306,000
          for the  year ended  December 31,  1995.   The  cash provided  by
          operating activities was primarily due to the Company s net loss, offset by the effect of depreciation, net of changes in certain operating assets and liabilities (primarily costs and estimated





          earnings in excess of billings on uncompleted contracts and accrued expenses). Net cash used in investing activities during the period was $2,244,000 as the result of expenditures for the purchase of equipment and vehicles. Net cash used by financing activities was $4,197,000, primarily as a result of advances to KVN and higher required levels of principal payments on debt.

               During the year  ended December 31, 1995,  net cash provided by operating activities was $4,306,000 compared with $1,770,000 for the year ended December 31, 1994. The increase in cash provided by operating activities primarily was due to the increase in net income earned during 1995, net of changes in certain operating assets and liabilities (primarily accounts receivable, accounts payable, and accrued expenses). Net cash used by investing activities during the period was $13,445,000 as the result of expenditures for the purchase of equipment in connection with the Company's contracts with the City of Tampa and Lee County to provide solid waste management services, and the purchase of certain assets and customer lists associated with the Company's Jacksonville operations. Net cash provided by financing activities was $9,342,000, primarily as a result of higher levels of debt borrowing.

               The Company intends to expand the range of services offered, while increasing the size and scope of the customer base for its current operations. Expansion of the Company's operations, however, will be dependent upon, among other things, its ability to attract new customers, successfully manage growth, provide additional services on a profitable basis, and obtain the resources necessary to pursue other opportunities. The Company has no current material commitments for capital expenditures relating to any other new facilities.

               The Company does not maintain environmental impairment insurance. There can be no assurance that the Company will not face claims and significant remediation costs (for which the Company may, consequently, be uninsured and in connection with which it may be unable to obtain reimbursement from other responsible parties) in connection with its facilities where contamination has been or may in the future be detected.

          Financing Arrangements

               As of December 31,  1996, the amount of the  Company's total
          outstanding   indebtedness  to Kimmins  was $2,003,258  which had
          been consolidated into the Kimmins Note, which is due and payable on  December 1,  2003, with  interest accruing  at 1  percent per
          annum  in  excess  of  the   stated  prime  rate  established  by
          NationsBank of Florida. Until December 1, 2003, the Kimmins Note may be converted, at the option of Kimmins, into shares of the Company's Common Stock at an initial conversion price of $5.00 per share, subject to adjustment, in the event and anytime after the closing sale price of the Company's Common Stock is $9.00 or more for twenty consecutive trading days. Kimmins has one demand





          registration right during the period from March 25, 1994, until December 1, 2003, with respect to any shares of Common Stock issuable upon such conversion. The Kimmins Note is subordinated to all senior indebtedness of the Company. Payments of principal and interest are based on certain net income levels of the Company.

               From December 1991 to December 1996, the Company, in a series of separate equipment loans, borrowed an aggregate of $22,470,000 from Associates Commercial Corporation ("Associates") as a sole borrower and as a co-borrower with Kimmins and other subsidiaries of Kimmins. Of such indebtedness, $19,830,000 represented the sum of the Company's sole borrowings and allocable share of co-borrowings, of which $9,283,000 was outstanding on December 31, 1996. Interest on such indebtedness ranges from 7.4 percent to 9.0 percent, and payments on outstanding borrowings are made according to specified payment schedules. The portion constituting the Company's sole borrowings is guaranteed by Kimmins.

               The Company also has outstanding equipment loan indebtedness pursuant to various agreements with other financial institutions. During the years ended December 31, 1994, 1995, and 1996, the Company borrowed an aggregate of $7,244,000 under such arrangements, of which $3,782,000 was outstanding at December 31, 1996. Substantially all of these borrowings are guaranteed by Kimmins.

               In 1992, Kimmins Recycling Corp. offered to certain investors in a private placement 14 guaranteed secured mortgage Performance Notes (the "Performance Notes") of $100,000 each to finance the purchase and development of the Company's T&R facility in Jacksonville, Florida. The Performance Notes were repaid during 1996, and the Jacksonville facility was refinanced with an unaffiliated lender.

               In addition to its own debt (either as an individual borrower or a co-borrower), the Company has also guaranteed the indebtedness (an aggregate of approximately $2,400,000 and $1,920,000 at December 31, 1995 and 1996, respectively) of the Kimmins' Employee Stock Ownership Plan Trust, in which employees of the Company participate. See Item 13, "Certain Relationships and Related Transactions."

               Certain  of  the  financial  institutions'  debt  agreements
          contain  certain  covenants,   the  most  restrictive   of  which
          requires, for Kimmins, maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 3.5 to 1.0, consolidated debt service coverage ratio of not less than
          1.0 to  1.0, and a fixed  charge coverage ratio of  not less than
          1.0 to 1.0.  In addition,  the covenants prohibit the payment  of
          dividends  by  the Company  without  lender  approval.   For  all
          periods presented, the Company believes that Kimmins had complied





          with or obtained waivers for all loan documents. (See Note 8 of Notes to Consolidated Financial Statements.)

          Effect of Inflation

               Historically, inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

          New Accounting Pronouncements

               In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") effective for transactions entered into after December 15, 1995. FAS No. 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS No. 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans that are effective for fiscal years beginning after December 15, 1995. The adoption of FAS No. 123 has not had a material impact on the financial condition or the results of operations of the Company.

          Forward-Looking Information

               The  foregoing discussion  in  "Management s Discussion  and
          Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management s current views with respect to future events and financial performance. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.





          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            TRANSCOR WASTE SERVICES, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                             FINANCIAL STATEMENT SCHEDULE

                                                                       Page
                                                                       ----

          Report of Independent Certified Public Accountants  . . . . .  17

          Consolidated balance sheets at
             December 31, 1995 and 1996 . . . . . . . . . . . . . . . .  18

          Consolidated statements of operations for each of
             the three years in the period ended
             December 31, 1996  . . . . . . . . . . . . . . . . . . . .  20

          Consolidated statements of stockholders' equity for
             each of the three years in the period ended
             December 31, 1996  . . . . . . . . . . . . . . . . . . . .  21

          Consolidated statements of cash flows for each of the
             three years in the period ended December 31, 1996  . . . .  22

          Notes to consolidated financial statements  . . . . . . . . .  23


          Financial statement schedule:

               Schedule II - Valuation and qualifying accounts  . . . . S-1


               All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.





                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



          The Board of Directors and Stockholders
          TransCor Waste Services, Inc.


               We have audited the accompanying consolidated balance sheets of TransCor Waste Services, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransCor Waste Services, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      /s/ Ernst & Young LLP





          Tampa, Florida
          April 9, 1997





                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                        December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
          Current assets:
           Cash . . . . . . . . . . . . . . . . $  3,414,479  $  1,437,788
           Due from affiliate . . . . . . . . .        -         1,953,236
           Accounts receivable - trade, less
            allowance for doubtful accounts
             of $306,809 and $543,770
            at December 31, 1995 and 1996,
            respectively  . . . . . . . . . . .    6,760,172     6,230,484
           Costs and estimated earnings in
            excess of billings on
            uncompleted contracts . . . . . . .      785,473       230,869
           Income tax refund receivable . . . .      731,951       422,567
           Deferred income taxes  . . . . . . .      441,596       639,079
           Other current assets   . . . . . . .      255,514       255,552
                                                ------------- -------------
             Total current assets . . . . . . .   12,389,185    11,169,575
                                                ------------- -------------
          Property and equipment, net . . . . .   27,116,350    26,115,277
          Intangible assets, net  . . . . . . .      785,175       898,853
          Due from affiliate  . . . . . . . . .    6,019,112     6,840,516
          Other assets  . . . . . . . . . . . .      963,611       985,608
                                                -------------- ------------
                                                $ 47,273,433  $ 46,009,829
                                                ============= =============

                               See accompanying notes.





                            TRANSCOR WASTE SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (continued)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------ --------------
          Current liabilities:
           Accounts payable, trade  . . . . . . $  3,942,274  $  4,255,150
           Accrued expenses   . . . . . . . . .    4,424,287     4,536,778
           Billings in excess of costs and
            estimated earnings on uncompleted
            contracts . . . . . . . . . . . . .      184,871       170,771
           Due to affiliate   . . . . . . . . .      368,199       368,199
           Current portion of long-term
            debt  . . . . . . . . . . . . . . .    3,770,219     3,453,168
                                                ------------- -------------
             Total current liabilities  . . . .   12,689,850    12,784,066
                                                ------------- -------------
          Long-term debt, net of current
           maturities (including debt owed to
           KVN of $2,003,258 at December 31,
           1995 and 1996) . . . . . . . . . . .   17,972,049    16,807,059
          Deferred income taxes . . . . . . . .    3,026,244     3,299,355
          Commitments and contingencies
           (Note 14)  . . . . . . . . . . . . .        -             -

          Stockholders' equity:
           Preferred stock, $.001 par value;
            1,000,000 shares authorized;
            none issued and outstanding . . . .        -             -
           Common stock, $.001 par value;
            10,000,000 shares authorized;
            shares issued and outstanding
            4,000,000 in 1995 and 4,010,000
            in 1996 . . . . . . . . . . . . . .        4,000         4,010
           Capital in excess of par value   . .   12,133,557    12,193,547
           Retained earnings  . . . . . . . . .    1,495,739       969,798
                                                ------------- -------------
           Less treasury stock, at cost           13,633,296    13,167,355
            (10,000 shares) . . . . . . . . . .      (48,006)      (48,006)
                                                ------------- -------------
             Total stockholders' equity . . . .   13,585,290    13,119,349
                                                ------------- -------------
                                                $ 47,273,433  $ 46,009,829
                                                ============= =============

                               See accompanying notes.





                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year ended December 31,
                                  -----------------------------------------
                                       1994         1995          1996
                                  ------------- ------------- -------------
          Revenue . . . . . . . . $ 29,007,212  $ 41,118,762  $ 44,193,226

          Expenses:
           Operating expenses   .   22,055,056    29,992,481    32,893,839
           Depreciation   . . . .    1,865,704     2,288,452     3,309,439
           Selling, general,
            and administrative
            expenses  . . . . . .    3,834,677     5,517,227     6,826,741
           Management fee to
            affiliate . . . . . .      435,108       616,601       671,000
                                  ------------- ------------- -------------
          Operating income  . . .      816,667     2,704,001       492,207

          Interest expense,
           net of interest income
           from affiliate of
           $223,000, $492,000 and
           $596,000 for the years
           ended December 31,
           1994, 1995, and 1996,
           respectively   . . . .      546,834       548,203     1,354,406
                                  ------------- ------------- -------------
          Income (loss) before
           provision for income
           taxes (benefit)  . . .      269,833     2,155,798      (862,199)

          Provision for income
           taxes (benefit)  . . .      103,886       840,295      (336,258)
                                  ------------- ------------- -------------
          Net income (loss) . . . $    165,947  $  1,315,503  $   (525,941)
                                  ============= ============= =============
          Share data:
           Primary income (loss)
            per share . . . . . . $        .04  $        .32  $       (.13)
           Fully diluted income   ============= ============= =============
            (loss) per share  . . $        .04  $        .32  $       (.13)
                                  ============= ============= =============

          Weighted average number
           of shares outstanding
           used in computations:
            Primary . . . . . . .    4,024,693     4,049,030     3,997,842
                                  ============= ============= =============
            Fully diluted . . . .    4,024,693     4,050,722     3,997,842
                                  ============= ============= =============
                               See accompanying notes.





                                     TRANSCOR WASTE SERVICES, INC.

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                Unearned
                         Common Stock    Capital in             Employee               Total
                      -----------------  Excess of   Retained    Compen-  Treasury Stockholders
                        Shares   Amount  Par Value   Earnings    sation    Stock      Equity
                      ----------------------------- ---------- ------------------ -------------
                                                                                  <>
      Balance at
        January 1,
        1994  . . . . 4,000,000 $4,000 $ 12,268,557 $   14,289 $(200,000)$  -     $  12,086,846

      Employee
       compensation .     -      -            -          -        65,000    -            65,000

      Release of
       common
       stock in
       escrow . . . .     -      -         (135,000)     -       135,000    -             -

      Net income  . .     -      -            -        165,947     -        -           165,947
                      ----------------------------- ---------- ------------------ -------------
      Balance at
        December 31,
        1994  . . . . 4,000,000  4,000   12,133,557    180,236     -        -        12,317,793

      Purchase of
       treasury stock,
       at cost  . . .     -      -            -          -         -      (48,006)      (48,006)

      Net income  . .     -      -            -      1,315,503     -        -         1,315,503
                      ----------------------------- ---------- ------------------ -------------
      Balance at
        December 31,
        1995  . . . . 4,000,000  4,000   12,133,557  1,495,739     -      (48,006)   13,585,290

      Issuance of
       common stock
       upon exercise
       of stock
       warrants . . .    10,000     10       59,990      -         -        -            60,000

      Net loss  . . .     -      -            -       (525,941)    -        -          (525,941)
                      ----------------------------- ---------- ------------------ -------------
      Balance at
        December 31,
        1996  . . . . 4,010,000 $4,010 $ 12,193,547 $  969,798 $   -     $(48,006)$  13,119,349
                      ============================= ========== ================== =============

                                        See accompanying notes.
      /TABLE

                                  TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Year ended December 31,
                                  -----------------------------------------
                                       1994         1995          1996
                                  ------------- ------------- -------------
          Cash flows from
           operating activities:
            Net income (loss) . . $    165,947  $  1,315,503  $   (525,941)
            Adjustments to
             reconcile net income
             (loss) to net cash
             provided by
             operating
             activities:
              Depreciation and
               amortization . . .    1,893,033     2,446,511     3,611,655
              Provision for
               uncollectible
               accounts
               receivable . . . .      495,375       404,455       430,382
              (Gain) loss on
               disposal of
               equipment  . . . .      440,307      (109,708)      (64,192)
              Reduction in
               unearned employee
               compensation . . .       65,000         -             -
              Deferred income
               taxes  . . . . . .      143,980       627,768        75,628
              Changes in
               operating assets
               and liabilities:
                Accounts
                 receivable -
                 trade  . . . . .   (1,646,277)   (1,567,176)       99,306
               Costs and
                estimated
                earnings in
                excess of
                billings on
                uncompleted
                contracts . . . .       56,363      (540,160)      554,604
               Income tax refund
                receivable  . . .        -          (731,951)      309,384
               Other assets . . .     (229,316)     (727,853)     (437,929)
               Accounts payable -
                trade . . . . . .     (282,504)      949,400       312,876
               Income taxes
                payable . . . . .     (199,242)      (30,933)        -
               Accrued expenses .      781,027     2,228,598       112,491

                               See accompanying notes.





                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)

                                            Year ended December 31,
                                  -----------------------------------------
                                       1994         1995          1996
                                  ------------- ------------- -------------
               Billings in excess
                of costs and
                estimated
                earnings on
                uncompleted
                contracts . . . .       86,552        41,694       (14,100)
                                  ------------- ------------- -------------
           Total adjustments  . .    1,604,298     2,990,645     4,990,105
                                  ------------- ------------- -------------
          Net cash provided by
           operating activities .    1,770,245     4,306,148     4,464,164
                                  ------------- ------------- -------------
          Cash flows from
           investing activities:
            Capital expenditures
             including $2,267,000
             and $500,000 of
             business
             acquisitions during
             1995 and 1996,
             respectively . . . .   (2,438,785)  (13,847,589)   (2,539,304)
            Proceeds from sale of
             property and
             equipment  . . . . .      652,233       402,538       295,130
                                  ------------- ------------- -------------
          Net cash used by
           investing
           activities . . . . . .   (1,786,552)  (13,445,051)   (2,244,174)
                                  ------------- ------------- -------------
          Cash flows from
           financing activities:
            Proceeds from
             long-term debt . . .    1,341,455    14,471,763     3,515,315
            Repayment of
             long-term debt . . .   (3,641,978)   (2,742,364)   (4,997,356)
            Purchase of treasury
             stock  . . . . . . .        -           (48,006)        -
            Issuance of common
             stock upon exercise
             of stock warrants  .        -             -            60,000
            Net advances to
             KVN  . . . . . . . .      683,317    (2,339,806)   (2,774,640)
                                  ------------- ------------- -------------

                               See accompanying notes.





                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)


                                            Year ended December 31,
                                  -----------------------------------------
                                       1994         1995          1996
                                  ------------- ------------- -------------
          Net cash provided
           (used) by financing
           activities . . . . . .   (1,617,206)    9,341,587    (4,196,681)
                                  ------------- ------------- -------------
          Net increase (decrease)
           in cash  . . . . . . .   (1,633,513)      202,684    (1,976,691)
          Cash, beginning of
           year . . . . . . . . .    4,845,308     3,211,795     3,414,479
                                  ------------- ------------- -------------
          Cash, end of year . . . $  3,211,795  $  3,414,479  $  1,437,788
                                  ============= ============= =============

                               See accompanying notes.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1.   Organization and summary of significant accounting policies

               Organization - TransCor Waste Services, Inc. (the "Company") was formed on November 6, 1992, as a subsidiary of Kimmins Corp. ("KVN"). KVN owns approximately 74 percent of the outstanding common stock of the Company. The Company provides solid waste management services to commercial, industrial, residential, and municipal customers in the state of Florida.

               Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparing the financial statements.

               As of December 31, 1996, the Company had advances due from an affiliate of approximately $8,794,000. These advances accrue interest at a rate of 10 percent per annum. While the entire balance is due on demand, management only intends to collect $1,953,000 during 1997. Therefore, the remaining balance is classified as long term at December 31, 1996.

               Intangible assets - Intangible assets consist primarily of the excess of cost over fair market value of the net assets of the acquired businesses, which are being amortized on a straight-line basis over twenty years, and customer contracts, which are being amortized on a straight-line basis over five years. Amortization expense was $67,000 and $124,000 for the years ended December 31, 1995 and 1996 (none for 1994), respectively. Accumulated amortization was approximately $67,000 and $191,000 at December 31, 1995 and 1996, respectively.

               Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1995 and 1996, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $27,000, $91,000 and $178,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Accumulated amortization was $118,000 and $296,000 at December 31, 1995 and 1996, respectively.

               Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1. Organization and summary of significant accounting policies (continued)

               Concentrations of credit risk - Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables in the State of Florida. Trade receivables are comprised primarily of amounts due from solid waste management customers and on specialty contracting contracts. Credit is extended based on an evaluation of the customer's financial condition, and, generally, collateral is not required.

               A significant portion of the Company s solid waste management business is conducted under contracts with municipal customers in Florida. These contracts have varying terms and are typically subject to renegotiation or reproposal by the respective municipalities. Revenue from these contracts amount to 15 percent, 15 percent, and 24 percent of total revenue during 1994, 1995 and 1996, respectively. No individual municipal contract contributed revenue greater than 10 percent of total net revenue in any year presented.

               Accounts receivable - trade, net includes $3,315,000 related to a municipal solid waste management contract with St. Lucie County. Unlike other municipal solid waste management contracts, St. Lucie County requires the Company to bill and collect directly from individual property owners. Pursuant to St. Lucie County ordinances, property owners that are delinquent in payment are subject to lien rules. The Company has placed liens on approximately 2,250 individual properties representing approximately $511,000 of the balance as of December 31, 1996. Management intends to file additional liens when considered appropriate, and all such liens will be maintained in accordance with applicable laws until the outstanding balances are recovered by payment, judgement, foreclosure, or other action.

               Revenue recognition - The Company recognizes revenue from solid waste management and recycling operations when the services are performed. Billings prior to the rendering of services are classified as deferred revenue. Demolition contract earnings are recognized on the percentage-of-completion basis for financial statement purposes. The estimated earnings for each contract reflected in the accompanying consolidated financial statements represent the percentage of estimated total earnings that costs incurred to date bear to estimated total costs. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1. Organization and summary of significant accounting policies (continued)

               Income taxes - Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes."

               Stock based compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and, accordingly, recognizes no compensation expense for the stock option grants.

               In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 ("SFAS No. 123"), "Accounting and Disclosure of Stock-Based Compensation", which encourages, but does not require, companies to recognize stock awards based on their fair value at the date of grant. Pro forma financial information, assuming that the Company had adopted the measurement standards of SFAS No. 123, is immaterial for presentation.

               Earnings per share - Earnings per share is computed based on the weighted average number of shares of capital stock and stock options outstanding that are considered dilutive. Fully diluted earnings per share assumes that the convertible subordinated debt (Note 10), if dilutive, was converted into common stock as of the beginning of the year and that the interest expense thereon, net of income taxes, was added to net income (loss).

               Liquidity - The  Company s current liabilities  exceeded its current assets by $301,000 and $1,614,000 at December 31, 1995 and 1996, respectively. Management believes that the Company will be able to fulfill its obligations in the normal course of business from its ongoing operations and, if it becomes necessary, by advances from or repayments on amounts due from affiliates.

               Reclassification - Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          2.   Business acquisitions

               On February 21, 1996, Kimmins Recycling Corp. ("KRC"), a wholly-owned subsidiary of the Company, acquired certain assets from Automated Resource Recovery, Inc., for $300,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $150,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $150,000, which was assigned to intangible assets, including customer lists. The operating results associated with this business acquisition are included in the Company s consolidated results of operations from February 22, 1996, to December 31, 1996.

               On May 31, 1996, KRC acquired certain assets from Paper Stock Dealers, Inc., for $200,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $112,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $88,000, which was assigned to intangible assets, including customer lists. The operating results associated with this business acquisition are included in the Company s consolidated results of operations from June 1, 1996, to December 31, 1996.

               On March 31, 1995, KRC acquired certain assets from County Sanitation, Inc., for $2,267,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $1,415,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $852,000, which was assigned to intangible assets, including goodwill. The operating results associated with this business acquisition are included in the Company's consolidated results of operations from April 1, 1995, to December 31, 1995.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          2.   Business acquisitions (continued)

               The unaudited pro forma results of operations for the year ended December 31, 1995, assumes the acquisition of County Sanitation, Inc., had been consummated as of January 1, 1995. The pro forma effects of Automated Recovery, Inc., and Paper Stock Dealers, Inc., were considered by management to be immaterial for purposes of pro forma presentation. Pro forma results of operations are not necessarily indicative of the results that would have occurred if County Sanitation, Inc., had been acquired at the beginning of the period.

                                                               Year ended
                                                              December 31,
                                                                  1995
                                                             -------------
               Revenue  . . . . . . . . . . . . . . . . . .  $ 42,049,000
               Net income (loss)  . . . . . . . . . . . . .  $  1,321,000
               Net income (loss) per common share . . . . .  $        .33


               During the years ended December 31, 1994, 1995, and 1996, the Company entered into transactions with KVN and companies affiliated with KVN through common ownership. KVN provides the Company administrative services for a fee based on gross revenue. In 1993, the fee was reduced from 3 percent of revenue to the lesser of 1.5 percent of revenue or actual costs. The costs incurred by KVN to provide these services are not less than the
          1.5 percent fee amount. The amounts charged were approximately $435,000, $617,000, and $671,000, respectively, for the years ended December 31, 1994, 1995, and 1996.

               The Company is insured or co-insured with KVN on various insurance policies of the Company or KVN. The Company pays its allocable share of the cost of such policies based on specifically identified costs or on a combination of its revenues, payroll, assets, and incurred losses as a percentage of the combined total of such items of all insured parties, as appropriate for each particular insurance policy or coverage. For the years ended December 31, 1994, 1995, and 1996, the Company paid KVN approximately $746,000, $811,000, and $849,000, respectively. The Company pays directly for any coverage for which it is the only insured.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          3.   Related party transactions (continued)

               At December 31, 1995, the Company had $500,000 of mortgage notes payable to affiliated parties: $400,000 to the president of KVN, his wife, and his son and $100,000 to a director of KVN. These notes were refinanced during 1996 with an unaffiliated lender.

          4.   Accounts receivable - trade
                                                        December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
               Contract and trade:
                Billed contract receivables:
                 Completed and uncompleted
                  contracts . . . . . . . . . . $  1,476,800  $  1,469,473
                 Retainage  . . . . . . . . . .      155,973       230,409
                 Unbilled contract
                  receivables . . . . . . . . .      422,231       353,708
                  Trade receivables . . . . . .    5,011,977     4,720,664
                                                ------------- -------------
                                                   7,066,981     6,774,254
               Allowance for doubtful               (306,809)     (543,770)
                accounts  . . . . . . . . . . . ------------- -------------
                                                $  6,760,172  $  6,230,484
                                                ============= =============





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          5.   Costs and estimated earnings in excess
               of billings on uncompleted contracts

                                                        December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
               Expenditures on uncompleted
                contracts . . . . . . . . . . . $  6,019,647  $  3,841,201
               Estimated earnings on
                uncompleted contracts . . . . .    1,478,602     1,579,433
                                                ------------- -------------
                                                   7,498,249     5,420,634
               Less actual and allowable
                billings on uncompleted
                contracts . . . . . . . . . . .    6,897,647     5,360,536
                                                ------------- -------------
                                                $    600,602  $     60,098
                                                ============= =============

               Costs and estimated earnings in
                excess of billings on
                uncompleted contracts . . . . . $    785,473  $    230,869
               Billings in excess of costs and
                estimated earnings on
                uncompleted contracts . . . . .     (184,871)     (170,771)
                                                ------------- -------------
                                                $    600,602  $     60,098
                                                ============= =============





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          6.   Property and equipment
                                                        December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
               Land . . . . . . . . . . . . . . $  4,596,622  $  4,610,323
               Building and improvements  . . .    5,092,686     5,621,962
               Vehicles . . . . . . . . . . . .   12,939,015    13,459,891
               Waste containers and equipment .   11,024,246    12,508,751
               Furniture and fixtures . . . . .      482,091       547,739
               Construction in progress . . . .      615,846        33,462
                                                ------------- -------------
                                                  34,750,506    36,782,128
               Less accumulated depreciation  .   (7,634,156)  (10,666,851)
                                                ------------- -------------
                                                $ 27,116,350  $ 26,115,277
                                                ============= =============

               Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives, which range from 3 to 30 years. Depreciation expense was $1,866,000, $2,289,000 and $3,309,000 for the years ended
          December 31, 1994, 1995 and 1996, respectively. Construction in progress will be depreciated over the estimated useful lives when placed into service.

          7.   Accrued expenses
                                                        December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
               Deferred revenue . . . . . . . . $  1,858,148  $  1,641,857
               Accrued insurance  . . . . . . .      705,132     1,171,965
               Accrued disposal costs . . . . .      846,606       744,229
               Accrued real estate and
                property taxes  . . . . . . . .      210,060       291,080
               Other  . . . . . . . . . . . . .      804,341       687,647
                                                ------------- -------------
                                                $  4,424,287  $  4,536,778
                                                ============= =============





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        December 31,
          8.   Long-term debt                   ---------------------------
                                                    1995          1996
                                                ------------- -------------
               Notes payable, due through March
               1, 2001, payable in monthly
               installments with interest at
               varying rates up to 13 percent,
               collateralized by equipment  . . $ 14,327,277  $ 13,055,213

               Convertible subordinated term
               note with KVN, interest payable
               in monthly installments,
               principal due December 1, 2003,
               interest at bank's base rate
               plus 1 percent . . . . . . . . .    2,003,258     2,003,258

               Mortgage notes, principal and
               interest payable in monthly
               installments through August 1,
               2010, interest at varying rates
               up to prime plus 1.5 percent,
               collateralized by land and
               buildings  . . . . . . . . . . .    4,011,733     5,201,756

               Mortgage notes - $500,000 with
               related parties (Note 3),
               interest payable in quarterly
               installments at 10 percent, plus
               a performance based return not
               to exceed 6 percent ($25,030 and
               $26,209 for 1995 and 1996,
               respectively), principal due on
               January 9, 1997, principal and
               interest guaranteed by KVN,
               collateralized by land and
               buildings  . . . . . . . . . . .    1,400,000         -
                                                ------------- -------------
                                                  21,742,268    20,260,227
               Less current portion . . . . . .   (3,770,219)   (3,453,168)
                                                ------------- -------------
                                                $ 17,972,049  $ 16,807,059
                                                ============= =============





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          8.   Long-term debt (continued)

               Annual principal maturities for years subsequent to December 31, 1996, are as follows:

               1997 . . . . . . . . . . . . . . . . . . . .  $  3,453,168
               1998 . . . . . . . . . . . . . . . . . . . .     7,948,605
               1999 . . . . . . . . . . . . . . . . . . . .     2,348,588
               2000 . . . . . . . . . . . . . . . . . . . .     1,724,776
               2001 . . . . . . . . . . . . . . . . . . . .       588,293
               Thereafter . . . . . . . . . . . . . . . . .     4,196,797
                                                             -------------
                                                             $ 20,260,227
                                                             =============

               As of December 31, 1996, the Company has guaranteed a loan agreement on behalf of KVN and other subsidiaries of KVN in connection with the Kimmins Employee Stock Ownership Plan, which had an outstanding balance of $1,920,000 that is recorded in the financial statements of KVN.

               The debt agreements contain certain covenants, the most restrictive of which require, for KVN, maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 3.5 to 1.0, consolidated debt service coverage ratio of at least 1.0 to 1.0, and a fixed charge coverage ratio of not less than 1.0 to 1.0. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that KVN had complied with or obtained waivers for all loan covenants.

               The lenders' prime rate under the Company's notes was 8.5 percent at December 31, 1995 and 1996, respectively.

          9.   Leasing arrangements

               The  Company rents  equipment and  machinery, as  needed, as well as office space, under operating leases for varying periods not to exceed one year. Rental expense for the years ended December 31, 1994, 1995, and 1996 were approximately $959,000, $763,000, and $2,230,000, respectively.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          10.  Stockholders' equity

               The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001 per share, none of which has been issued. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

               Warrants to purchase 100,000 shares of the Company's common stock at $6.00 per share were issued in 1993 to the underwriters of the Company's initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1996. The remaining warrants are exercisable through March 25, 1998.

               On November 6, 1992, KVN sold 50,000 of its shares of the Company's common stock for nominal consideration to the Company's vice president in recognition for services rendered. The terms of the original agreement stated that the shares will be held in escrow and released to the vice president commencing December 31, 1993, at the rate of 20 percent per year, subject to his continued employment by the Company. The first installment of 10,000 shares was released to the Company's vice president on December 31, 1993. During 1994, this agreement was restructured and the remaining 40,000 shares were released to the Company's vice president. This resulted in compensation expense of $65,000 based on the current market price of the stock and the elimination of the remaining deferred compensation expense.

               The convertible subordinated term note is convertible into 400,652 shares of the Company's common stock at the time the market value per share equals or exceeds $9.00 for 20 consecutive trading days.

          11.  Pension and other benefit plans

               On January 1, 1989, KVN formed the Kimmins Corp. Employee Stock Ownership Plan Trust (the "ESOP") for the benefit of employees of KVN and its subsidiaries, including those of the Company, to purchase shares of KVN's common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP, which have not been material, are made at the discretion of the Board of Directors of KVN.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          11.  Pension and other benefit plans (continued)

               The Company has 250,000 shares of its common stock reserved for issuance upon the exercise of options to be granted under the Company's 1992 Stock Option Plan (the "TransCor Plan"). The exercise price of an incentive stock option granted under the TransCor Plan may not be less than the fair market value of the common stock at the time the option is granted. The exercise price of a non-qualified option is within the discretion of the Board of Directors but may not be less than the par value of such shares. Options granted under the TransCor Plan must, in general, vest over five years from the date of grant and expire no later than ten years from the date of the grant.

               The Company s 1992 Stock Option Plan (the "Plan") has an option to acquire an aggregate of 250,000 shares of common stock that may be granted to employees, officers, directors and consultants of the Company. The Plan authorizes the Board of Directors (the "Board") to issue incentive stock options ("ISOs"), as defined in Section 422A(b) of the Internal Revenue code, and stock options that do not conform to the requirements of that Code section ("Non-ISOs"). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          11.  Pension and other benefit plans (continued)

               The following table summarizes the transactions for the three years ended December 31, 1996, relating to the Plan:

                                                  Number of     Per Share
                                                   Shares      Option Price
                                                ------------- -------------
               Outstanding January 1, 1994: .         70,000  $        5.00
                  Granted . . . . . . . . . .         70,000  $        2.00
                  Exercised . . . . . . . . .          -      $        -
                  Canceled  . . . . . . . . .        (70,000)
                                                ------------- $        5.00
               Outstanding December 31, 1994:         70,000  $        2.00
                  Granted . . . . . . . . . .         17,000  $2.00 - $4.38
                  Exercised . . . . . . . . .          -      $       -
                  Canceled  . . . . . . . . .          -
                                                ------------- $      -
               Outstanding December 31, 1995:         87,000  $2.00 - $4.38
                  Granted . . . . . . . . . .          5,000  $        4.00
                  Exercised . . . . . . . . .          -      $      -
                  Canceled  . . . . . . . . .          -
                                                ------------- $      -
               Outstanding December 31, 1996:         92,000  $2.00 - $4.38
                                                =============
               Exercisable December 31, 1996:         49,800
                                                =============

               The Board of Directors has reserved 100,000 shares of common stock in connection with stock warrants that may be issued to employees, officers, directors, and consultants, of the Company pursuant to stock options as may be determined by the Board of Directors.

               Pro forma information regarding net income (loss) and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1993, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1994, 1995 and 1996; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the
          Company s  common  stock  based   on  historical  trends;  and  a
          weighted-average expected life of the options of seven years.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          11.  Pension and other benefit plans (continued)

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               The pro forma effects of compensation expense related to outstanding stock options on net income (loss) and earnings per share were considered by management to be immaterial for purposes of pro forma presentation.





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          12.  Income taxes

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        December 31,
                                                ---------------------------
                                                    1995          1996
                                                ------------- -------------
               Deferred tax liabilities:
                Tax over book depreciation . . $ 2,726,522 $ 3,457,713 Costs deferred for books
                 expensed for tax . . . . . . .      299,722       328,433
                  Total deferred tax            ------------- -------------
                   liabilities  . . . . . . . .    3,026,244     3,786,146
                                                ------------- -------------

               Deferred tax assets:
                Allowance for doubtful
                 accounts . . . . . . . . . . .      118,322       209,552
                Accrued workers'
                 compensation . . . . . . . . .      188,350       409,644
                AMT credit carryforward . . . .       96,000       172,730
                Federal and state NOL
                 carryforwards  . . . . . . . .        -           240,082
                State credit
                 carryforwards  . . . . . . . .        -            32,730
                Costs deferred for tax
                 expensed for books . . . . . .       38,924        61,132
                                                ------------- -------------
                Total deferred tax assets . . .      441,596     1,125,870
                                                ------------- -------------
               Net deferred tax liabilities . .    2,584,648     2,660,276
               Current deferred assets  . . . .      441,596       639,079
                                                ------------- -------------
                Net non-current deferred
                 liabilities  . . . . . . . . . $  3,026,244  $  3,299,355
                                                ============= =============





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          12.  Income taxes (continued)

               The components of the provision for income taxes are as follows:

                                            Year ended December 31,
                                  -----------------------------------------
                                       1994         1995          1996
                                  ------------- ------------- -------------

               Current  . . . . . $   (40,094)  $    212,527  $   (411,886)
               Deferred . . . . .      143,980       627,768        75,628
                                  ------------- ------------- -------------
                                  $    103,886  $    840,295  $   (336,258)
                                  ============= ============= =============

               At December 31, 1996, the Company had consolidated regular tax net operating loss carryforwards for federal tax purposes of approximately $500,000 available to be carried to future periods. The loss carryforward expires in the year 2011 if not used. There is no net operating loss carryforward available for alternative minimum tax. The Company does have alternative minimum tax credit carryforwards of approximately $170,000 that are available to reduce future federal regular income taxes, if any, over an indefinite period.

          13.  Supplemental disclosures of cash flow information

                                            Year ended December 31,
                                  -----------------------------------------
                                       1994         1995          1996
                                  ------------- ------------- -------------
               Cash paid:
                Interest  . . . . $    770,000  $  1,040,000  $  1,950,000
                Income taxes  . . $     31,000  $    960,000  $      2,000

               Income taxes of approximately $73,000 were not paid in cash but settled through the intercompany account with KVN for the year ended December 31, 1994 (none for 1995 and 1996).





                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          14.  Fair value of financial instruments

               The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

               Cash, accounts receivable, and accounts payable. The carrying amount reported in the balance sheet for cash, accounts receivable, and accounts payable approximates their fair value.

               Long-term debt. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                             December 31, 1995        December 31, 1996
                         ------------------------ -------------------------
                           Carrying       Fair       Carrying      Fair
                            Amount        Value       Amount       Value
                         ------------ ------------ ------------ ------------
          Liabilities:
           Notes
            payable . .  $21,742,268  $21,656,000  $20,260,227  $20,076,000

          15.  Fourth quarter 1996 adjustments (unaudited)

               During the fourth quarter of 1996, the Company revised its estimate regarding the collectibility of a contract claim, resulting in a pre-tax charge to operations of $205,000. In addition, subsequent to December 31, 1996, the Company agreed to a settlement of another contract claim, resulting in a pre-tax charge to operations of approximately $101,000 during the fourth quarter of 1996.





          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.
                                       PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The directors and executive officers of the Company are as follows:

                  Name          Age                 Position
          -------------------  ----- -------------------------------------
          Ira D. Cohen          50   President and Chief Executive Officer
          Francis M. Williams   55   Chairman of the Board of Directors
          Norman S. Dominiak    52   Treasurer
          Joseph M. Williams    40   Secretary
          R. Donald Finn        53   Director
          Barry W. Ridings      45   Director

               All directors of the Company hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board.

               Ira D. Cohen has been President and Chief Executive Officer of the Company since July 1, 1996. He has total responsibility for operations, safety, profitability, and compliance with all federal, state and local regulations for the Company s solid waste facilities. From 1992 to June 1996, Mr. Cohen served as President for John Sexton Contractors Company. Mr. Cohen also served as Chief Operating Officer for Land Reclamation Company from 1989 to 1992. From 1986 to 1989, Mr. Cohen served as the Regional Landfill Manager and Director of Landfill Operations of Chambers Development Company, Inc.

               Francis M. Williams has been Chairman of the Board of Directors of the Company since November 1992 and President of the Company from July 1, 1994 until July 1996. He has been President and Chairman of the Board of Kimmins since its inception in 1987. From 1981 to 1988, Mr. Williams was the Chairman of the Board and Chief Executive Officer of Kimmins Corp. and its predecessors and was sole owner of K Management Corp., the former parent company of Kimmins Corp. From June 1981 until January 1988, Mr. Williams was the President and a Director of College Venture Equity Corp., a small business investment company. Mr. Williams has also been a Director of the National Association of Demolition Contractors and a member of the Executive Committee of the Tampa Bay International Trade Council.





               Norman S. Dominiak has been the Treasurer of the Company since May 1995 and as its Chief Financial Officer since January 1994. Mr. Dominiak served as controller of ThermoCor Kimmins, Inc., a subsidiary of Kimmins, from October 1990 until January 1994. From May 1988 until September 1991, Mr. Dominiak served as Senior Vice President of Creative Edge, a company engaged in the manufacturing and distribution of educational products. From October 1982 until April 1988, Mr. Dominiak served as Senior Vice President of Cecos Environmental Services, Inc., a company engaged in treatment, transportation, and disposal of hazardous waste. From 1965 until 1982, Mr. Dominiak was employed in various financial capacities for the Carborundum Company.

               Joseph M. Williams has been the Secretary of the Company since November 1992 and was the Treasurer from November 1992 until May 1995. Mr. Williams has served as Secretary of Kimmins since June 1988. Since November 18, 1991, Mr. Williams has also served as President and has been a Director of Cumberland Holdings, Inc., a holding company whose wholly-owned subsidiaries provide reinsurance for specialty sureties and performance and payment bonds. Since June 1986, Mr. Williams has served as President and Vice President and has been a Director of Cumberland Real Estate Holdings, Inc., a company specializing in property management. Mr. Williams has been employed by Kimmins and its subsidiaries in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.

               R. Donald Finn has been a Director of the Company since November 1992. For more than the last five years, Mr. Finn has been a partner in the Law Firm of Gibson, McAskill & Crosby located in Buffalo, New York, where Mr. Finn has practiced law for more than the last 25 years.

               Barry W. Ridings has been a Director of the Company since November 1992. For more than the past five years, Mr. Ridings has been a managing director of the investment banking firm, Alex, Brown & Sons, Inc. Mr. Ridings is currently a Director of Norex America, Inc., SubMicron Systems, Inc., Noodle Kidoodle, Inc., New Valley Corp., Search Capital Group, Inc., and Telemundo Group, Inc.





               Set  forth  below  is   information  regarding  certain  key
          employees of the Company:

               Michael D. O'Brien, 46, has been employed by the Company (including its predecessor) as Vice President since October 1992. From June 1987 to October 1992, Mr. O'Brien has served as the Regional Manager of the Northeast Region of Kimmins Industrial Service Corp., a wholly-owned subsidiary of Kimmins. From July 1983 to June 1987, Mr. O'Brien served as Vice President of Jordan Foster Scrap Corporation in Buffalo, New York, a company specializing in demolition and preparation of scrap for sale.

               John V. Simon, Jr., 41, has been a Vice President of the Company (including its predecessor) since November 1989. Since May 1981, he has served as President and General Superintendent of Kimmins Contracting Corp., responsible for supervising utility construction. He served as a Vice President of Kimmins from July 1985 until October 1988.

               Sandra J. Boland, 46, has been Controller of the Company since November 1996. From 1992 to October 1996, Ms. Boland served as Vice President and Chief Financial Officer of John Sexton Contractors Company. From 1984 until 1992, Ms. Boland was employed in various financial capacities for John Sexton Contractors Company. From 1978 to 1984, Ms. Boland was employed as a Certified Public Accountant with Cray, Kaiser, Ltd.

               Section (16a) Beneficial Ownership Reporting Compliance. Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors and any persons holding more than 10 percent of the Company's common stock are required to file with the Securities and Exchange Commission reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 1996, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the Section 16(a) requirements.





          ITEM 11. EXECUTIVE COMPENSATION

               Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company for the chief executive officers for the year ended December 31, 1996. No other executive officers of the Company earned in excess of $100,000 in salary and bonus for the year ended December 31, 1996:

                                                             SUMMARY COMPENSATION TABLE
                                                                                   Long-Term Compensation
                                                                             ---------------------------------
                                                     Annual Compensation              Awards          Payouts
                                                 -------------------------   ----------------------- ---------
                                                                     Other
                                                                    Annual    Restricted  Securities                 All
                                                                    Compen-     Stock     Underlying    LTIP        Other
                          Name and                 Salary   Bonus   sation     Award(s)    Options/   Payouts      Compen-
                     Principal Position     Year    ($)      ($)      ($)        ($)       SARs (#)     ($)       sation ($)
                 ------------------------- --------------- ----------------------------------------- -------------------------
                 Francis M. Williams (a)    1996   $318,482  $0       $0          $0          0          $0       $995    (c)
                   Chief Executive          1995    271,137  $0       $0          $0          0          $0       $989    (c)
                   Officer                  1994    171,139  $0       $0          $0          0          $0       $977    (c)


                 Ira D. Cohen (b)           1996    $57,692  $0       $0          $0          0          $0        $0     (c)
                   President

                 (a)      Mr. Francis M. Williams' salary and other compensation are paid by Kimmins.
                 (b)      Mr. Cohen s employment commenced  in July 1996.   As a result,  no information regarding  compensation
                          prior to such date is provided herein.





                 (c)      Represents  the Company's  contribution to  the employee's  account of  the Company's 401(k)  Plan and premiums paid by  the Company for term life insurance and  long-term disability.  These plans, subject to the terms and conditions of each plan, are available to all employees.

               During the  year ended  December 31, 1996,  the services  of certain of the Company's officers were provided to the Company by Kimmins and included in an administrative fee of approximately
          $671,000  (1.5  percent  of  the  Company's  consolidated   gross
          revenues) paid to Kimmins during 1996 for such executive services
          and  other services.    From  the  list  of  executives  and  key
          employees, included under Item 10, "Directors and Executive Officers," only Mr. Cohen, Mr. O'Brien and Ms. Boland received
          compensation  directly from the Company.   During 1994, 1995, and
          1996,  Mr.   Francis  M.  Williams  received   salary  and  other
          compensation   totaling   $172,116,   $271,137    and   $318,482,
          respectively, from  Kimmins for work  performed on the  behalf of
          Kimmins  and  its subsidiaries,  including  the  Company.   These
          amounts were not allocated to any Kimmins subsidiary. The Company





          and Kimmins estimate that during 1996 approximately 10 percent of the professional time of Francis M. Williams was spent on matters concerning the Company and that the services provided by Norman
          S. Dominiak, Joseph M. Williams, and John V. Simon, Jr., to the Company were essentially incidental to their overall responsibilities to Kimmins and no part of their services was allocable to the Company. The Company estimates that no more than 10 percent of the total professional time of any of such persons in 1996 has been spent on the affairs of the Company.

               Pursuant to the Management Services Agreement, Kimmins provides the services of Messrs. Francis M. Williams, Joseph M. Williams, Norman S. Dominiak, and John V. Simon, Jr., as Chairman of the Board, Secretary, Treasurer, and Vice President of the Company, respectively, "as needed" as well as certain financial, accounting, data processing, and other administrative services, for an annual fee equal to the lower of the actual cost of such services or 1.5 percent of the gross revenues of the Company.

          1992 Stock Option Plan

               In November 1992, the Company adopted a stock option (the "Option Plan") pursuant to which 250,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. ISOs may be granted under the Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not any such director is an employee), employees, or officers of the Company.

               The purpose of the Option Plan is to attract  and retain the
          best  available  talent  and   encourage  the  highest  level  of
          performance  to serve the best  interests of the  Company and its
          shareholders.   The Option Plan  is administered by  the Board of
          Directors or, at  their discretion, by  a committee appointed  by
          the  Board of Directors  to perform such function.   The Board of
          Directors or such committee, as the case may be, within the limitations of the Option Plan, determine, among other things, when to grant options, the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs or non-qualified options, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options. In determining the employees, officers, consultants, and directors to whom options should be granted and the number of shares to be covered by each option, the Board of Directors or committee, as the case may be, will take into account the nature of their duties, their present and potential contributions to the success of the Company, and other such factors as it will deem relevant.





               ISOs  granted pursuant to the Option Plan may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110 percent of fair market value in the case of persons holding 10 percent or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (pursuant to all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified options granted under the Option Plan may be granted at a price determined by the Board of Directors or committee but may not be less than the par value of such shares. Options granted pursuant to the Option Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10 percent or more of the voting stock of the Company).

               Options granted pursuant to the Option Plan are not transferable during an optionee's lifetime; however, they are transferable at death by will or by the laws of descent and distribution.

               As of December 31, 1996, the Company has granted ten-year options that are exercisable to purchase an aggregate of 92,000 shares. Of such options, options to purchase 25,000 shares were granted to each of Messrs. Michael D. O'Brien and John V. Simon, Jr. Options to purchase 20,000 shares were granted to Joseph M. Williams, and options to purchase 5,000 shares were granted to each of Messrs. Barry W. Ridings and R. Donald Finn. The 70,000 options granted with an exercise price of $5.00 per share were cancelled during 1994 and subsequently reissued during 1994 with an exercise price of $2.00. All options granted to date are exercisable at the rate of 20 percent per year, and become fully vested in May 1999.

               Stock Option/SAR Grants in the Last Fiscal Year. No stock options or stock appreciation rights were granted to either Mr. Francis M. Williams or Mr. Ira D. Cohen during the year ended December 31, 1996. In addition, Mr. Williams and Mr. Cohen do not have any stock options or stock appreciation rights that were granted in previous years.

               Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. No stock options or stock appreciation rights were granted to either Mr. Francis M. Williams or Mr. Ira D. Cohen during the year ended December 31, 1996. In addition, Mr. Williams and Mr. Cohen do not have any stock options or stock appreciation rights that were granted in previous years.





                            TEN YEAR OPTION/SAR REPRICINGS
                                             Market                      Length of
                                              Price                       Original
                                            of Stock  Exercise             Option
                                Number of    at Time  Price at              Term
                                Securities     of      Time of           Remaining
                               Underlining  Repricing Repricing    New    Date of
                               Options/SARs    or        or     Exercise Repricing
                               Repriced or  Amendment Amendment   Price      or
          Name          Date   Amended (#)     ($)       ($)       ($)   Amendment
   ------------------ --------------------  --------- --------- -------- ---------
   Joseph M. Williams 10/30/94    20,000      $2.00     $5.00     $2.00   4 years
   Secretary

   Michael D. O'Brien 10/30/94    20,000      $2.00     $5.00     $2.00   4 years
   Vice President

               Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Company's Board of Directors consists solely of Barry W. Ridings. During the year ended December 31, 1996, Francis M. Williams, the Company's Chairman of the Board of Directors and former President, has served as President and Chairman of the Board of Directors of Kimmins.

               Compensation of Directors. During the year ended December 31, 1996, the Company paid each outside director an annual fee of $5,000 and $1,000 for each board meeting attended. In addition, Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and audit committee meetings.

          Other Benefit Arrangements

               On November 12, 1992, the Company and Kimmins entered into an agreement for the proportional sharing of employee benefit costs, pursuant to which the Company's employees are entitled to participate in all of Kimmins' employee benefit plans, and the Company is required to contribute its pro rata share of the costs of such plans, calculated according to formulae contained in the agreement. The agreement may be terminated by either party anytime upon 180 days' prior written notice. Pursuant to the agreement, Kimmins and the Company have agreed to indemnify each other against any loss, liability, claim, damage, or expense incurred by the failure by either party to comply with the terms of the agreement.





          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                    BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth the number of shares of the Company's common stock beneficially owned as of April 4, 1997, by
          (i) each person known by the Company to be the owner of more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Named Executives, (iii) each director, and (iv) all executive officers and directors as a group:

                                            Amount and     Percentage of
                                            Nature of       Outstanding
                 Name and address           Beneficial      Shares Owned
                of Beneficial Owner       Ownership (1)         (1)
            ---------------------------------------------- -------------
            Kimmins Corp.
            1501 Second Avenue, East
            Tampa, FL  33605  . . . .  2,950,000 (2)(3)             73.4%

            Francis M. Williams
            1501 Second Avenue, East
            Tampa, FL  33605  . . . .  3,173,800 (2)(3)(4)          79.0%

            Joseph M. Williams
            1501 Second Avenue, East
            Tampa, FL  33605  . . . .     12,000 (5)                    *

            Barry W. Ridings  . . . .     18,000 (6)                    *

            R. Donald Finn  . . . . .      3,000 (7)                    *

            All officers and directors           (2)(3)(4)
             as a group                3,206,800 (5)(6)(7)          79.8%
             (6 persons)  . . . . . .
            --------------------------
            *  Less than 1 percent

          (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty days upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other person), which are exercisable within sixty days, have been exercised.





          (2) Represents 2,950,000 shares of Common Stock owned of record and beneficially by Kimmins. Kimmins has sole voting and investment power with respect to all shares of Common Stock beneficially owned by it. Mr. Francis M. Williams, the Company's Chairman, beneficially owns approximately 61.5 percent of the total voting shares of Kimmins and, accordingly, controls Kimmins. As of April 4, 1997, all executive officers and directors of the Company as a group, including Mr. Francis M. Williams, beneficially own an aggregate of approximately 67.2 percent of the voting shares of Kimmins.

          (3)  Excludes 400,652 shares issuable  upon the conversion of the
               Kimmins  Note.   See  Item  13,  "Certain Relationships  and
               Related Transactions."

          (4)  Includes  100,000  shares  that   Mr.  Francis  M.  Williams
               acquired upon the consummation of the Company's initial public offering during March 1993; 109,800 shares owned directly by Mr. Francis M. Williams; 6,000 shares owned by Mr. Williams' wife; and 8,000 shares owned by Mr. Williams' children.

          (5) Represents 12,000 shares that may be purchased by Mr. Williams pursuant to immediately exercisable options. Does not include 8,000 shares issuable to him upon exercise of options vesting at various times commencing in November 1997.

          (6) Includes 15,000 shares owned by Mr. Ridings, and 3,000 shares that may be purchased by Mr. Ridings pursuant to immediately exercisable options. Does not include 2,000 shares issuable to him upon exercise of options vesting at various times commencing in November 1997.

          (7) Represents 3,000 shares that may be purchased by Mr. Finn pursuant to immediately exercisable options. Does not include 2,000 shares issuable to him upon exercise of options vesting at various times commencing in November 1997.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Since its inception, the Company has entered into various transactions with Kimmins and companies affiliated through common
          ownership  with   Kimmins.    To  date,  the   Company  has  been
          substantially  dependent  on   Kimmins  for  various  management,
          administrative, and financial services; and Kimmins has charged the Company a monthly fee based on the gross annual revenue of the Company for such services. For the years ended December 31, 1994, 1995, and 1996, Kimmins billed the Company an aggregate of approximately $435,000, $617,000, and 671,000, respectively, for
          such services.   As of  March 25,  1993, Kimmins and  the Company
          formalized this arrangement by executing a Management Services





          Agreement. The agreement provides that Kimmins will continue to provide various administrative services for the Company and that Francis M. Williams (President, Chairman of the Board, and Chief Executive Officer of Kimmins), Norman S. Dominiak (Chief Financial Officer and Treasurer), Joseph M. Williams (Secretary of Kimmins), and John V. Simon, Jr. (President of Kimmins Contracting Corp.) will render management services to or on behalf of the Company. Under the agreement, the Company has appointed Francis M. Williams, Norman S. Dominiak, Joseph M. Williams, and John V. Simon, Jr., as Chairman of the Board, Treasurer, Secretary, and Vice President, respectively, of the Company. Pursuant to the agreement, the Company will continue to pay Kimmins an annual fee, payable monthly, equal to the lower of actual costs of such services or 1.5 percent of the Company's gross revenue. This agreement may be extended upon agreement of both parties, and the Company may terminate the agreement, at will, upon thirty days prior written notice to Kimmins.

               As of December 31, 1996, the Company had advances due from an affiliate of approximately $8,794,000. These advances accrue interest at a rate of 10 percent per annum. While the entire balance is due on demand, management only intends to collected $1,953,000 during 1997. Therefore, the remaining balance is classified as long term at December 31, 1996.

               As of December 31, 1996, the amount of the Company's total outstanding indebtedness to Kimmins was $2,003,258 which had been consolidated into the Kimmins Note, which is due and payable on December 1, 2003, with interest accruing at 1 percent per annum in excess of the stated prime rate established by NationsBank of Florida. Until December 1, 2003, the Kimmins Note may be converted, at the option of Kimmins, into shares of the Company's Common Stock at an initial conversion price of $5.00 per share, subject to adjustment, in the event and anytime after the closing sale price of the Company's Common Stock is $9.00 or more for twenty consecutive trading days. Kimmins has one demand registration right during the period from March 25, 1994, until December 1, 2003, with respect to any shares of Common Stock issuable upon such conversion. The Kimmins Note is subordinated to all senior indebtedness of the Company. Payments of principal and interest are based on certain net income levels of the Company.

               In March 1990, the Company, along with Kimmins and other subsidiaries of Kimmins, guaranteed all obligations under a loan by Fleet Bank, formerly known as Norstar Bank, to the trustees for the Kimmins Employee Stock Ownership Plan ("ESOP"). The proceeds of such loan were used to acquire shares of the Common Stock of Kimmins for the creation of the ESOP in which the Company's employees participate. This loan was refinanced during December 1995 with SouthTrust Bank of Alabama, N.A., under similar terms of the original loan. As of December 31, 1996, $1,920,000 of such indebtedness remained outstanding.





               On November 12, 1992, the Company and Kimmins entered into an agreement for the proportional sharing of employee benefit costs, pursuant to which the Company's employees are entitled to participate in all of Kimmins' employee benefit plans, and the Company is required to contribute its pro rata share of the costs of such plans, calculated according to formula contained in the agreement. The agreement may be terminated by either party anytime upon 180 days prior written notice. Pursuant to the agreement, Kimmins and the Company have agreed to indemnify each other against any loss, liability, claim, damage, or expense incurred by the failure by either party to comply with the terms of the agreement.

               The Company is an insured or co-insured with other Kimmins entities on various insurance policies of the Company or Kimmins. The Company pays its allocable share of the cost of such policies based on a combination of revenues, payroll, assets, and incurred losses as a percentage of the combined total of such items of all insured parties, as appropriate for each particular insurance policy or coverage. For the years ended December 31, 1994, 1995 or 1996, the Company paid Kimmins approximately $746,000, $811,000, and $849,000, respectively. The Company pays directly for any coverage for which it is the only insured.

               At various times  in 1992  and 1993,   Francis M.  Williams,
          President and Director of Kimmins and the Chairman of the Board of the Company, Michael Gold, a director of Kimmins, Marie K. Williams, the wife of Francis M. Williams, and Harris Williams, the son of Francis M. Williams, purchased $200,000, $100,000, $180,000, and $20,000, respectively, of principal amount of Performance Notes due on January 9, 1997. These notes were offered by Kimmins Recycling Corp., a subsidiary of the Company, to certain investors to finance the purchase and development of the Company's T&R facility in Jacksonville, Florida. The Performance Notes were repaid during 1996.

               On November 6, 1992, Kimmins sold 50,000 of its shares of the Company's Common Stock for nominal consideration to a former vice president of the Company, in recognition for services rendered by him on behalf of the Company. The terms of the original agreement stated that the shares will be held in escrow and released, commencing December 31, 1993, at the rate of 20 percent per year, subjected to the former vice president s continued employment by the Company. The first installment of 10,000 shares was released to Mr. Baker on December 31, 1993. During 1994, this agreement was restructured and the remaining 40,000 shares were released to the former vice president. This resulted in compensation expense of $65,000 based on the current market price of the stock and the elimination of the remaining deferred compensation expense.





               Effective as of March 25, 1993, the Company and Kimmins have entered into an affiliate transactions agreement pursuant to which the Company may not, for a period of three years, either directly or indirectly, conduct any business or enter into any transaction or series of related transactions, with or for the benefit of any affiliate of the Company, having a total value per transaction or series of related transactions greater than $50,000, without the approval of most of the disinterested members of the Company's Board of Directors and the approval of most of the Company's shareholders who are not affiliates of the Company. The Company and Kimmins have agreed to evaluate and extend the affiliate transactions agreement on an annual basis.





          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES,
                    AND REPORTS ON FORM 8-K

          (a)  List of documents filed as part of this Report

               1.   Financial statements

                    - Report of Independent Certified Public Accountants
                    - Consolidated balance sheets at
                       December 31, 1995 and 1996
                    - Consolidated statements of operations for each
                       of the three years in the period ended
                       December 31, 1996
                    - Consolidated statements of stockholders'
                       equity for each of the three years in the period ended December 31, 1996
                    - Consolidated statements of cash flows for each
                       of the three years in the period ended
                       December 31, 1996
                    - Notes to consolidated financial statements

               2.   Financial statement schedule

                    Schedule                                          Page
                     Number                                          Number
                    --------                                         ------

                    II - Valuation and qualifying accounts  . . . . . . S-1

                    All other  financial  statement schedules  are  omitted
               since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

               3. The following documents are filed as exhibits to this annual report on Form 10-K:

                    3 (a) * - Restated Certificate of Incorporation
                               of Registrant, as amended
                    3 (b) * - Bylaws of Registrant
                    11      - Calculation of income per share
                    21      - Subsidiaries of the registrant
                    23      - Consent of Ernst & Young LLP
                    27      - Financial Data Schedule (for SEC use only)
               ----------------------
               * Previously filed as part of Registrant's Registration Statement on Form S-3,
                    File No. 33-54640 and incorporated herein by reference thereto.

          (b)  Reports on Form 8-K - None





                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                    TRANSCOR WASTE SERVICES, INC.

          Date: April 11, 1997  By: /s/ Ira D. Cohen
                ---------------     --------------------------------
                                    Ira D. Cohen
                                    President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Date: April 11, 1997      /s/ Ira D. Cohen
                ---------------     --------------------------------
                                    Ira D. Cohen
                                    President
                                    (Principal Executive Officer)

          Date: April 11, 1997      /s/ Joseph M. Williams
                ---------------     --------------------------------
                                    Joseph M. Williams
                                    Secretary

          Date: April 11, 1997      /s/ Norman S. Dominiak
                ---------------     --------------------------------
                                    Norman S. Dominiak
                                    Treasurer and Chief
                                     Financial Officer
                                    (Principal Accounting and
                                     Financial Officer)

          Date: April 11, 1997      /s/ R. Donald Finn
                ---------------     --------------------------------
                                    R. Donald Finn, Director

          Date: April 11, 1997      /s/ Barry W. Ridings
                ---------------     --------------------------------
                                    Barry W. Ridings, Director





                                                                 EXHIBIT 11

                            TransCor Waste Services, Inc.

                           Calculation of Income Per Share

                    Years Ended December 31, 1994, 1995, and 1996



          Primary income (loss)
           per common share:
          -----------------------
          Net income (loss) . . . $    165,947  $  1,315,503 $   (525,941)
                                  ============= ==========================
          Weighted average shares
           of common stock
           outstanding:
            Average shares
             outstanding  . . . .    4,000,000     3,994,334    3,997,842
             Assumed exercise of
             stock options  . . .       24,693        54,696        -
                                  ------------- --------------------------
          Weighted average shares
           of common stock
           outstanding -
           primary  . . . . . . .    4,024,693     4,049,030    3,997,842
                                  ============= ==========================
          Primary income (loss)
           per share  . . . . . . $       0.04  $       0.32 $       (.13)
                                  ============= ==========================
          Fully diluted income
           (loss) per common
           share:
          -----------------------
          Net income (loss) . . . $    165,947  $  1,315,503 $   (525,941)
                                  ============= ==========================
          Weighted average shares
           of common stock
           outstanding:
            Average shares
             outstanding  . . . .    4,000,000     3,994,334    3,997,842
            Assumed exercise of
             stock options  . . .       24,693        56,388        -
                                  ------------- --------------------------
          Weighted average shares
           of common stock
           outstanding - fully
           diluted  . . . . . . .    4,024,693     4,050,722    3,997,842
                                  ============= ==========================
          Fully diluted income
           (loss) per share . . . $       0.04  $       0.32 $       (.13)
                                  ============= ==========================





                                                                 EXHIBIT 21


                            SUBSIDIARIES OF THE REGISTRANT


                                                       State or Country
                          Name of Company              of Incorporation

             ----------------------------------------  ----------------

             Kimmins Recycling Corp. . . . . . . . .        Florida
             Fourth Avenue Holdings, Inc.  . . . . .        Florida

             40th Street, Inc. . . . . . . . . . . .        Florida

             Lantana Eighth Avenue Corp. . . . . . .        Florida

             Factory Street Corporation  . . . . . .       Tennessee
             AmeriSouth of Florida, Inc. . . . . . .        Florida





                                                                 EXHIBIT 23


                   CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS


               We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-54640) of TransCor Waste Services, Inc., and related Prospectus, of our report dated April 9, 1997, with respect to the consolidated financial statements and schedule of TransCor Waste Services, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 1996.







                                                      /s/ Ernst & Young LLP






          Tampa, Florida
          April 14, 1997





                            TRANSCOR WASTE SERVICES, INC.

                   Schedule II - Valuation and Qualifying Accounts

                           Allowance for Doubtful Accounts
                                                 Additions
                                                  Charged  Deductions  Balance
                                    Balance at   to Costs     from        at
                                   Beginning of     and    Allowances   End of
              Description             Period     Expenses     (a)       Period
     ----------------------------- ------------ --------- ----------  ----------

     Year ended December 31, 1994  $    330,007 $  495,375$ (267,787) $  557,595

     Year ended December 31, 1995  $    557,595 $  404,455$ (655,241) $  306,809

     Year ended December 31, 1996  $    306,809 $  430,382$ (193,421) $  543,770

     (a)   Balance represents the write-off of uncollectible accounts.