Form 10-Q
period 1997-03-31
TRANSCOR WASTE SERVICES INC
filed 1997-05-15
CIK 894096

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
               -------------------------------------------------------
                                      FORM 10-Q

        [Mark One]
        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1997

                                          OR

        [ ] Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
            Securities Exchange Act of 1934

          For the transition period from                to                .

                             Commission File No. 1-11822
               -------------------------------------------------------
                            TRANSCOR WASTE SERVICES, INC.
               -------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                  Florida                         65-0369288
         ------------------------  ---------------------------------------
         (State of incorporation)    (I.R.S. Employer Identification No.)

                   1502 Second Avenue, East, Tampa, Florida  33605
               -------------------------------------------------------
                (Address of registrant's principal executive offices,
                                 including zip code)

                                    (813) 248-5885
               -------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not applicable
               -------------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

        Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
        Yes [ ]        No [ ]

                         Applicable Only to Corporate Issuers

        The number of shares of Common Stock outstanding on May 14, 1997, was 4,010,000 shares.



                            TRANSCOR WASTE SERVICES, INC.

                                      FORM 10-Q

                                        INDEX


                                                                        PAGE
        PART I. FINANCIAL INFORMATION

                Item 1. Consolidated balance sheets at December 31,
                         1996 and March 31, 1997 (unaudited)  . . . .  1 - 2

                        Consolidated statements of operations for
                         the three months ended March 31, 1996
                        and 1997 (unaudited)  . . . . . . . . . . . . . .  3

                        Consolidated statements of cash flows for
                         the three months ended March 31, 1996
                         and 1997 (unaudited) . . . . . . . . . . . . . .  4

                        Notes to consolidated financial statement . .  5 - 7

               Item 2. Management's discussion and analysis of
                        financial condition and results of
                        operations  . . . . . . . . . . . . . . . . .  8 - 10

        PART II. OTHER INFORMATION

               Item 1. Legal proceedings  . . . . . . . . . . . . . . . .  10

               Item 2. Changes in securities  . . . . . . . . . . . . . .  10

               Item 3. Defaults upon senior securities  . . . . . . . . .  10

               Item 4. Submission of matters to a vote of security
                        holders . . . . . . . . . . . . . . . . . . . . .  10

               Item 5. Other information  . . . . . . . . . . . . . . . .  10

               Item 6. Exhibits and reports on Form 8-K . . . . . . . . .  10

                       Signatures . . . . . . . . . . . . . . . . . . . .  11

               Exhibit 11 Calculation of income (loss) per share  . . . .  12



                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


        Item 1. FINANCIAL STATEMENTS


                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                  December 31,   March 31,
                                                      1996          1997
                                                 ------------- -------------
                                                                (unaudited)
        Current assets:
          Cash  . . . . . . . . . . . . . . . . .$   1,437,788 $   1,328,102
          Due from affiliate  . . . . . . . . . .    1,953,236     1,953,236
          Accounts receivable - trade, net . . . 6,230,484 6,298,074 Costs and estimated earnings in excess of billings on uncompleted
           contracts  . . . . . . . . . . . . . .      230,869       701,672
          Income tax refund receivable  . . . . .      422,567       376,973
          Deferred income taxes . . . . . . . . .      639,079       639,079
          Other current assets  . . . . . . . . .      255,552        92,020
                                                 ------------- -------------
           Total current assets . . . . . . . . .   11,169,575    11,389,156
                                                 ------------- -------------
        Property and equipment, net . . . . . . .   26,115,277    26,634,965
        Intangible assets, net  . . . . . . . . .      898,853       864,677
        Due from affiliate  . . . . . . . . . . .    6,840,516     7,127,607
        Other assets  . . . . . . . . . . . . . .      985,608     1,419,734
                                                 ------------- -------------
                                                 $  46,009.829 $  47,436,139
                                                 ============= =============





                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  December 31,   March 31,
                                                      1996          1997
                                                 ------------- -------------
                                                                (unaudited)
        Current liabilities:
          Accounts payable, trade . . . . . . . .$   4,255,150 $   4,538,955
          Accrued expenses  . . . . . . . . . . .    4,536,778     4,680,065
          Billings in excess of costs and
           estimated earnings on uncompleted
           contracts  . . . . . . . . . . . . . .      170,771       182,137
          Due to affiliate  . . . . . . . . . . .      368,199     1,159,335
          Current portion of long-term debt . . .    3,453,168     3,689,995
                                                 ------------- -------------
           Total current liabilities  . . . . . .   12,784,066    14,250,487
                                                 ------------- -------------

        Long-term debt, including debt owed to
          KVN of $2,003,258 at December 31, 1996
          and March 31, 1997  . . . . . . . . . .   16,807,059    16,746,663
        Deferred income taxes . . . . . . . . . .    3,299,355     3,299,355
        Commitments and contingencies . . . . . .        -             -

        Stockholders' equity:
          Preferred stock, $.001 par value;
           1,000,000 shares authorized; none
           issued and outstanding . . . . . . . .        -             -
          Capital stock, $.001 par value;
           10,000,000 shares authorized;
           4,010,000 shares issued and
           outstanding  . . . . . . . . . . . . .        4,010         4,010
          Capital in excess of par value  . . . .   12,193,547    12,193,547
          Retained earnings . . . . . . . . . . .      969,798       990,083
                                                 ------------- -------------
          Less treasury stock, at cost              13,167,355    13,187,640
           (10,000 shares)  . . . . . . . . . . .      (48,006)      (48,006)
                                                 ------------- -------------
           Total stockholders' equity . . . . . .   13,119,349    13,139,634
                                                 ------------- -------------
                                                 $  46,009,829 $  47,436,139
                                                 ============= =============






                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three months ended
                                                           March 31,
                                                 ---------------------------
                                                      1996          1997
                                                 ------------- -------------
                                                  (unaudited)   (unaudited)

        Revenue . . . . . . . . . . . . . . . . .$  11,058,965 $  12,342,968

        Expenses:
          Operating expenses  . . . . . . . . . .    9,305,113     9,893,256
          Selling, general, and administrative
           expenses . . . . . . . . . . . . . . .    1,720,797     2,107,788
                                                 ------------- -------------
        Operating income  . . . . . . . . . . . .       33,055       341,924

        Interest expense  . . . . . . . . . . . .      325,891       308,669
                                                 ------------- -------------
        Income (loss) before provision for income
          taxes . . . . . . . . . . . . . . . . .     (292,836)       33,255

        Provision for income taxes (benefit)  . .     (114,206)       12,970
                                                 ------------- -------------
        Net income (loss) . . . . . . . . . . . .$    (178,630)$      20,285
                                                 ============= =============
        Share data:
          Primary income (loss) per share . . . .$        (.04)$         .01
          Fully diluted income (loss)            ============= =============
           per share  . . . . . . . . . . . . . .$        (.04)$         .01
                                                 ============= =============

        Weighted average number of shares
          outstanding used in computations:
           Primary  . . . . . . . . . . . . . . .    3,991,319     4,024,902
                                                 ============= =============
           Fully diluted  . . . . . . . . . . . .    3,991,319     4,024,902
                                                 ============= =============







                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three months ended
                                                           March 31,
                                                 ---------------------------
                                                      1996          1997
                                                 ------------- -------------
                                                   (unaudited)  (unaudited)

        Cash flows from operating activities:
          Net income (loss) . . . . . . . . . . .$    (178,630)$      20,285
          Adjustments to reconcile net income
           (loss) to net cash provided by
           operating activities:
            Depreciation  . . . . . . . . . . . .      861,241       960,709
            Loss on disposal of equipment . . . .       28,787        12,949
            Changes in operating assets and
             liabilities:
              Accounts receivable . . . . . . . .      432,956       (67,590)
              Costs and estimated earnings in
               excess of billings on uncompleted
               contracts  . . . . . . . . . . . .      424,668      (470,803)
              Income tax refund receivable  . . .      (52,033)       45,594
              Other assets  . . . . . . . . . . .      (65,716)     (312,021)
              Accounts payable  . . . . . . . . .     (913,001)      283,805
              Accrued expenses  . . . . . . . . .      189,704       143,287
              Billings in excess of costs and
               estimated earnings on uncompleted
               contracts  . . . . . . . . . . . .     (178,983)       11,366
                                                 ------------- -------------
           Total adjustments  . . . . . . . . . .      727,623       607,296
        Net cash provided by operating           ------------- -------------
          activities  . . . . . . . . . . . . . .      548,993       627,581
                                                 ------------- -------------
        Cash flows from investing activities:
          Capital expenditures  . . . . . . . . .     (794,369)   (1,423,743)
          Proceeds from sale of property and
           equipment  . . . . . . . . . . . . . .       15,400         6,000
                                                 ------------- -------------
        Net cash used by investing activities . .     (778,969)   (1,417,743)
                                                 ------------- -------------
        Cash flows from financing activities:
          Proceeds from long-term debt  . . . . .      611,259     1,031,532
          Repayment of long-term debt . . . . . .     (938,308)     (855,101)
          Repayment of advances from KVN  . . . .      653,984       504,045
          Proceeds from stock warrants  . . . . .       60,000         -
                                                 ------------- -------------
        Net cash provided by financing
          activities  . . . . . . . . . . . . . .      386,935       680,476
                                                 ------------- -------------


                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Continued)


                                                      Three months ended
                                                           March 31,
                                                 ---------------------------
                                                      1996          1997
                                                 ------------- -------------
                                                   (unaudited)  (unaudited)
        Net increase (decrease) in cash . . . . .      156,959      (109,686)
        Cash, beginning of period . . . . . . . .    3,414,479     1,437,788
                                                 ------------- -------------
        Cash, end of period . . . . . . . . . . .$   3,571,438 $   1,328,102
                                                 ============= =============



                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        1. Organization and summary of significant accounting policies

           Basis  of  presentation  -  TransCor  Waste  Services,  Inc.  (the
         Company ) was formed on November 6, 1992, as a subsidiary of Kimmins
        Corp.  ( KVN ).  KVN owns approximately 74 percent of the outstanding common stock of the Company. The Company provides solid waste management services to commercial, industrial, residential, and municipal customers in the state of Florida.

           These financial statements of the Company omit or condense certain footnotes and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles. In the opinion of the Company, all adjustments necessary for fair presentation of the financial information for the interim periods reported have included. Such adjustments consist only of normal recurring items.

           Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

           Intangible assets - Intangible assets consist primarily of the excess of cost over fair market value of the net assets of the acquired business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $25,000 and $34,000 for the three months ended March 31, 1996 and 1997, respectively. Accumulated amortization was $191,000 and $225,000 at December 31, 1996, and March 31, 1997,
        respectively.

           Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1995 and 1996, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $33,000 and $41,000 for the three months ended March 31, 1996 and 1997, respectively. Accumulated amortization was $296,000 and $337,000 at December 31, 1996, and March 31, 1997, respectively.

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



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        2. Property and equipment, net

                                                  December 31,   March 31,
                                                     1996           1997
                                                 ------------- -------------
                                                                (unaudited)

           Land . . . . . . . . . . . . . . . . .$   4,610,323 $   4,610,323
           Buildings and improvements . . . . . .    5,621,962     5,633,547
           Vehicles . . . . . . . . . . . . . . .   13,459,891    14,106,684
           Waste containers and equipment . . . .   12,508,751    13,220,577
           Furniture and fixtures . . . . . . . .      547,739       569,302
           Construction in progress . . . . . . .       33,462        35,631
                                                 ------------- -------------
                                                    36,782,128    38,176,064
           Less accumulated depreciation. . . . .  (10,666,851)  (11,541,099)
                                                 ------------- -------------
                                                 $  26,115,277 $  26,634,965
                                                 ============= =============

           Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives, which range from 3 to 30 years. Depreciation expense was $804,000 and $885,000 for the three months ended March 31, 1996 and 1997, respectively.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        3. Long-term debt
                                                  December 31,   March 31,
                                                      1996          1997
                                                 ------------- -------------
                                                                (unaudited)
           Notes payable, due through February 1,
           2002, payable in monthly installments
           with interest at varying rates up to
           9.5 percent, collateralized by
           equipment  . . . . . . . . . . . . . .$  13,055,213 $  13,311,293

           Convertible subordinated term note
           with KVN, interest payable in monthly
           installments, principal due December
           1, 2003, interest at bank's base rate
           plus 1 percent . . . . . . . . . . . .    2,003,258     2,003,258

          Mortgage notes, principal and interest
          payable in monthly installments through
          August 1, 2010, interest at varying
          rates up to prime plus 1.5 percent,
          collateralized by land and buildings  .    5,201,756     5,122,107
                                                 ------------- -------------
                                                    20,260,227    20,436,658
          Less current portion  . . . . . . . . .   (3,453,168)   (3,689,995)
                                                 ------------- -------------
                                                 $  16,807,059 $  16,746,663
                                                 ============= =============

           As of March 31, 1997, the Company has guaranteed a loan agreement on behalf of KVN and other subsidiaries of KVN in connection with the Kimmins Employee Stock Ownership Plan, which had an outstanding balance of $1,800,000 that is recorded in the financial statements of KVN.

         The debt agreements contain certain covenants, the most restrictive of which require, for KVN, maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 3.5 to 1.0, consolidated debt service coverage ratio of at least 1.0 to 1.0, and a fixed charge coverage ratio of not less than 1.0 to 1.0. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that KVN had complied with or obtained waivers for all loan covenants.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        4. Stockholders' equity

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

           Warrants to purchase 100,000 shares of the Company's common stock at $6.00 per share were issued in 1993 to the underwriters of the Company's initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1996. The remaining warrants are exercisable through March 25, 1998.



        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

           Revenue for the three months ended March 31, 1997, was $12,343,000, representing an increase of $1,284,000 or approximately 12 percent from $11,059,000 for the three months ended March 31, 1996. The increase in total revenue was primarily attributable to the Company's demolition operations, which generated revenue of approximately $3,937,000 for the three months ended March 31, 1997, compared to approximately $2,502,000 for the same period in 1996.

           Operating expenses for the three months ended March 31, 1997, were $9,893,000, representing an increase of $588,000 or approximately 6 percent from $9,305,000 for the three months ended March 31, 1996. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The increase in operating expenses was attributable primarily to volume-related increases in certain major operational expenses; such as, landfill fees and direct labor costs.

           Selling, general, and administrative expenses for the three months ended March 31, 1997, were $2,108,000, representing an increase of $387,000 or 22 percent from $1,721,000 for the three months ended March 31, 1996. The dollar and percentage increase in selling, general, and administrative expenses is primarily attributable to increased overhead costs, such as administrative, sales, and marketing costs that are associated with higher expected levels of operations.

           Interest expense, net of interest income, for the three months ended March 31, 1997, was $309,000 as compared to $326,000 for the three months ended March 31, 1996. The average amount of debt outstanding was consistent between periods.

           The Company's income tax provision was calculated using a rate of approximately 39 percent for the three month periods ended March 31, 1997 and 1996.

           As a result of the foregoing, the Company recorded net income of $20,000 for the three months ended March 31, 1997, as compared to a net loss of $179,000 for the three months ended March 31, 1996.



        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1997, the Company had working capital deficit of $2,861,000 compared to a working capital deficit of $1,614,000 at December 31, 1996. Working capital was impacted by increases in accounts payable, accrued expenses and current portion of long-term debt. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliate (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At March 31, 1997, the Company had cash of $1,328,000.

           Net cash provided by operating activities during the three months ended March 31, 1997, was $628,000 compared to $549,000 for the three months ended March 31, 1996. The increase in cash provided by operating activities was due primarily to net income earned during 1997, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable). Net cash used by investing activities during the three months ended March 31, 1997, was $1,417,000, as compared to $779,000 during the three months ended March 31, 1996, primarily due to capital expenditures for the purchase of vehicles and equipment. Net cash provided by financing activities during the three months ended March 31, 1997, was $680,000 as compared to $387,000 for the three months ended March 31, 1996, primarily as a result of higher levels of debt borrowings.

           During the three months ended March 31, 1997 and 1996, the Company's average trade receivables were outstanding for 47 and 49 days, respectively. Both averages were based on first quarter revenue annualized and compared to the trade receivable balances at quarter end. Management believes that the number of days outstanding for its receivables approximates industry norms. Credit is extended based on an evaluation of the customer's financial condition. Credit losses are provided for in the financial statements and have been within management's expectations.

           During the three months ended March 31, 1997 and 1996, the Company's average trade payables were extended for 35 and 25 days, respectively. Both averages were based on first quarter operating and selling, general, and administrative expenses annualized and compared to trade payable balances at quarter end.

           In addition to its own debt, the Company has also guaranteed the indebtedness (an aggregate of approximately $1,920,000 and $1,800,000 at December 31, 1996, and March 31, 1997, respectively) of the Kimmins' Employee Stock Ownership Plan Trust, in which employees of the Company participate.



        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES
                                     (Continued)

           Certain of KVN s debt agreements with a financial institution contain certain covenants, the most restrictive of which requires, for KVN, maintenance of a consolidated tangible net worth, as defined, of not less than $15,900,000, maintenance of a debt to consolidated tangible net worth ratio of no more than 3.5 to 1.0, consolidated debt service coverage ratio of not less than 1.0 to 1.0, and a fixed charge coverage ratio of not less than 1.0 to 1.0. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that KVN had complied with or obtained waivers for all loan documents.

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

           During February 1997, the Company agreed to purchase 18 rear-end load vehicles at a total cost of approximately $2,326,000.

           Historically, inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

        Forward-Looking Information

           The foregoing discussion in Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect management s current views with respect to future events and financial performance. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.



        Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     LIQUIDITY AND CAPITAL RESOURCES (continued)

        Effect of Inflation

           Inflation has not had, and is not expected to have, a material impact upon the Company s operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

                             PART II - OTHER INFORMATION

        Item 1. Legal proceedings

           During April 1997, Kimmins Recycling Corp. ( KRC ), a subsidiary of the Company, filed a claim in the Fourth Judicial Circuit Court of Florida against the Consolidated City of Jacksonville, Duval County, Florida. This action challenges the propriety of the City of Jacksonville, Non-Residential Solid Waste Collection and Transportation Franchise Ordinance (the Franchise Ordinance ). KRC believes that, among other things, the Franchise Ordinance impairs the flow of interstate commerce in violation to the Commerce Clause of the United States Constitution. KRC is seeking declaratory and injunctive relief within the jurisdiction of the court and recovery of damages in excess of $15,000.

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



                                    TRANSCOR WASTE SERVICES, INC.


         Date:          May 14, 1997       By:  /s/Ira D. Cohen
               --------------------------       ----------------------------
                                                Ira D. Cohen
                                                President (Principal
                                                  Executive Officer)


         Date:          May 14, 1997       By:  /s/Norman S. Dominiak
               --------------------------       ----------------------------
                                                Norman S. Dominiak
                                                Treasurer and Chief
                                                  Financial Officer
                                                 (Principle Accounting and
                                                  Financial Officer)

                                      EXHIBIT 11

                            TransCor Waste Services, Inc.

                        Calculation of Income (Loss) Per Share

                Three Months Ended March 31, 1996 and 1997 (unaudited)



                                                      1996          1997
                                                 ------------- -------------

        Primary income (loss) per common share:
        Net income (loss) . . . . . . . . . . . .$    (178,630)$      20,285
                                                 ============= =============

        Weighted average shares of common stock
          outstanding:

           Average shares outstanding . . . . . .    3,991,319     4,000,000
           Assumed exercise of stock options  . .        -            24,902
                                                 ------------- -------------

        Weighted average shares of common stock
          outstanding - primary . . . . . . . . .    3,991,319     4,024,902
                                                 ============= =============
        Primary income (loss) per share . . . . .$        (.04)$         .01
                                                 ============= =============



        Fully diluted income (loss) per
        common share:

        Net income (loss) . . . . . . . . . . . .$    (178,630)$      20,285
                                                 ============= =============
        Weighted average shares of common stock
        outstanding:

          Average shares outstanding  . . . . . .    3,991,319     4,000,000
          Assumed exercise of stock options . . .        -            24,902
                                                 ------------- -------------

        Weighted average shares of common stock
          outstanding - fully diluted . . . . . .    3,991,319     4,024,902
                                                 ============= =============

        Fully diluted income (loss) per share . .$        (.04)$         .01
                                                 ============= =============