Form 10-Q
period 1997-06-30
TRANSCOR WASTE SERVICES INC
filed 1997-08-13
CIK 894096

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                      ------------------------------------------
                                      FORM 10-Q

      [Mark One]
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1997

                                          OR

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _________ to _________.

                             Commission File No. 1-11822
                      ------------------------------------------

                            TRANSCOR WASTE SERVICES, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                       Florida                        65-0369288
           ------------------------------- -------------------------------
              (State of incorporation)             (I.R.S. Employer
                                                Identification Number)

                   1502 Second Avenue, East, Tampa, Florida  33605
                ------------------------------------------------------
      (Address of registrant's principal executive offices, including zip code)

                ------------------------------------------------------

        (Registrant's telephone number, including area code):  (813) 248-5885

                                    Not applicable
                ------------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

                         Applicable Only to Corporate Issuers

      The number of shares of Common Stock outstanding on August 12, 1997, was 4,010,000 shares.



                            TRANSCOR WASTE SERVICES, INC.

                                      FORM 10-Q

                                        INDEX


                                                                          PAGE
      PART I. FINANCIAL INFORMATION

              Item 1.   Consolidated balance sheets at
                        December 31, 1996 and June 30, 1997
                        (unaudited) . . . . . . . . . . . . . . . . . . . 1 - 2

                        Consolidated statements of operations for
                        the three months and six months ended
                        June 30, 1996 and 1997 (unaudited)  . . . . . . . 3 - 4

                        Consolidated statements of cash flows for the
                        six months ended June 30, 1996 and 1997
                        (unaudited) . . . . . . . . . . . . . . . . . . . . . 5

                        Notes to consolidated financial statement . . . . 6 - 8

             Item 2.    Management's discussion and analysis
                        of financial condition and results of
                        operation . . . . . . . . . . . . . . . . . . .  9 - 12

      PART II. OTHER INFORMATION

             Item 1.    Legal proceedings . . . . . . . . . . . . . . . . .  13

             Item 2.    Changes in securities . . . . . . . . . . . . . . .  13

             Item 3.    Defaults upon senior securities . . . . . . . . . .  13

             Item 4.    Submission of matters to a vote of
                        security holders  . . . . . . . . . . . . . . . . .  13

             Item 5.    Other information . . . . . . . . . . . . . . . . .  13

             Item 6.    Exhibits and reports on Form 8-K  . . . . . . . . .  13

                        Signatures  . . . . . . . . . . . . . . . . . . . .  14

                        Exhibit 11 - Calculation of income (loss)
                        per share . . . . . . . . . . . . . . . . . . . 15 - 16



                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


      Item 1. FINANCIAL STATEMENTS


                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS



                                           December 31, 1996   June 30, 1997
                                           ----------------- -----------------
                                                                (unaudited)

      Current assets:
        Cash  . . . . . . . . . . . . . .  $      1,437,788  $      1,875,247
        Due from affiliate  . . . . . . .         1,953,236         1,202,729
        Accounts receivable -
         trade, net . . . . . . . . . . .         6,230,484         5,972,538
        Costs and estimated earnings in
        excess of billings on
         uncompleted contracts  . . . . .           230,869           654,005
        Income tax refund receivable  . .           422,567           370,814
        Deferred income taxes . . . . . .           639,079           639,079
        Other current assets  . . . . . .           255,552            99,822
                                           ----------------- -----------------
         Total current assets . . . . . .        11,169,575        10,814,234
                                           ----------------- -----------------
      Property and equipment, net . . . .        26,115,277        25,974,992
      Intangible assets, net  . . . . . .           898,853           651,525
      Due from affiliate  . . . . . . . .         6,840,516         5,959,363
      Other assets  . . . . . . . . . . .           985,608         1,567,579
                                           ----------------- -----------------
                                           $     46,009.829  $     44,967,693
                                           ================= =================


                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                           December 31, 1996   June 30, 1997
                                           ----------------- -----------------
                                                                (unaudited)

      Current liabilities:
        Accounts payable, trade . . . . .  $      4,255,150  $      3,732,872
        Accrued expenses  . . . . . . . .         4,536,778         4,446,356
        Billings in excess of costs and
         estimated earnings on
         uncompleted contracts  . . . . .           170,771            56,162
        Due to affiliate  . . . . . . . .           368,199           483,915
        Current portion of long-term
         debt . . . . . . . . . . . . . .         3,453,168         4,050,322
                                           ----------------- -----------------
         Total current liabilities  . . .        12,784,066        12,769,627
                                           ----------------- -----------------

      Long-term debt, net of current
        maturities (including debt
        owed to KVN of $2,003,258 at
        December 31, 1996 and June 30,
        1997) . . . . . . . . . . . . . .        16,807,059        15,912,311
      Deferred income taxes . . . . . . .         3,299,355         3,299,355
      Commitments and contingencies . . .             -                 -

      Stockholders' equity:
        Preferred stock, $.001 par value;
         1,000,000 shares authorized; none
         issued and outstanding . . . . .             -                 -
        Capital stock, $.001 par value;
         10,000,000 shares authorized;
         4,010,000 shares issued and
         outstanding  . . . . . . . . . .             4,010             4,010
        Capital in excess of par value  .        12,193,547        12,193,547
        Retained earnings . . . . . . . .           969,798           836,849
                                           ----------------- -----------------
        Less treasury stock, at cost             13,167,355        13,034,406
         (10,000 shares)  . . . . . . . .           (48,006)          (48,006)
                                           ----------------- -----------------
         Total stockholders' equity . . .        13,119,349        12,986,400
                                           ----------------- -----------------
                                           $     46,009,829  $     44,967,693
                                           ================= =================


                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three months ended June 30,
                                           -----------------------------------
                                                 1996               1997
                                           ----------------- -----------------
                                               (unaudited)       (unaudited)

      Revenue . . . . . . . . . . . . . .  $     10,567,523  $     11,494,963

      Expenses:
        Operating expenses  . . . . . . .         8,278,628         9,486,812
        Selling, general, and
         administrative expenses  . . . .         1,750,976         2,364,530
                                           ----------------- -----------------
      Operating income (loss) . . . . . .           537,919          (356,379)

      Non-operating gain (loss) on
        disposal of equipment . . . . . .            (5,172)          367,688

      Interest expense, net . . . . . . .          (323,934)         (262,514)
                                           ----------------- -----------------
      Income (loss) before provision for
        income taxes  . . . . . . . . . .           208,813          (251,205)

      Provision for income taxes
        (benefit) . . . . . . . . . . . .            81,439           (97,971)
                                           ----------------- -----------------
      Net income (loss) . . . . . . . . .  $        127,374  $       (153,234)
                                           ================= =================
      Share data:
        Primary income (loss) per
         share  . . . . . . . . . . . . .  $            .03  $           (.04)
        Fully diluted income (loss)        ================= =================
         per share  . . . . . . . . . . .  $            .03  $           (.04)
                                           ================= =================

      Weighted average number of shares
        outstanding used in computations:
         Primary  . . . . . . . . . . . .         4,055,028         4,000,000
                                           ================= =================
         Fully diluted  . . . . . . . . .         4,055,028         4,000,000
                                           ================= =================


                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Six months ended June 30,
                                           -----------------------------------
                                                 1996               1997
                                           ----------------- -----------------
                                               (unaudited)       (unaudited)

      Revenue . . . . . . . . . . . . . .  $     21,626,488  $     23,837,931

      Expenses:
        Operating expenses  . . . . . . .        17,583,741        19,380,068
        Selling, general, and
        administrative expenses . . . . .         3,442,986         4,523,952
                                           ----------------- -----------------
      Operating income (loss) . . . . . .           599,761           (66,089)

      Non-operating gain (loss) on
        disposal of equipment . . . . . .           (33,959)          354,739

      Interest expense, net . . . . . . .          (649,825)         (506,600)
                                           ----------------- -----------------
      Loss before provision for income
        taxes . . . . . . . . . . . . . .           (84,023)         (217,950)

      Provision for income taxes
        (benefit) . . . . . . . . . . . .           (32,767)          (85,001)
                                           ----------------- -----------------
      Net loss  . . . . . . . . . . . . .  $        (51,256) $       (132,949)
                                           ================= =================
      Share data:
        Primary loss per share  . . . . .  $           (.01) $           (.03)
                                           ================= =================
        Fully diluted loss per share  . .  $           (.01) $           (.03)
                                           ================= =================

      Weighted average number of shares
        outstanding used in computations:
           Primary  . . . . . . . . . . .         3,995,659         4,000,000
                                           ================= =================
           Fully diluted  . . . . . . . .         3,995,659         4,000,000
                                           ================= =================

                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Six months ended June 30,
                                           -----------------------------------
                                                 1996               1997
                                           ----------------- -----------------
                                              (unaudited)       (unaudited)
      Cash flows from operating
        activities:
         Net loss . . . . . . . . . . . .  $        (51,256) $       (132,949)
         Adjustments to reconcile net
          loss to net cash provided by
          operating activities:
            Depreciation and
             amortization . . . . . . . .         1,756,659         2,114,766
            (Gain) loss on disposal of
             equipment  . . . . . . . . .            33,959          (354,739)
            Changes in operating assets
             and liabilities:
              Accounts receivable   . . .           907,243           257,946
              Costs and estimated
                earnings in excess of
                billings on uncompleted
                contracts . . . . . . . .           447,328          (423,136)
              Income tax refund
                receivable  . . . . . . .           529,406            51,753
              Other assets  . . . . . . .          (363,614)         (509,094)
              Accounts payable  . . . . .        (1,181,275)         (522,278)
              Accrued expenses  . . . . .          (579,631)          (90,422)
              Billings in excess of costs
                and estimated earnings on
                uncompleted contracts . .          (137,252)         (114,609)
                                           ----------------- -----------------
         Total adjustments  . . . . . . .         1,412,823           410,187
                                           ----------------- -----------------
      Net cash provided by operating
        activities  . . . . . . . . . . .         1,361,567           277,238
                                           ----------------- -----------------
      Cash flows from investing
        activities:
         Capital expenditures . . . . . .        (1,490,672)       (2,398,444)
         Proceeds from sale of property
          and equipment   . . . . . . . .            15,475         1,108,883
         Net cash used by investing        ----------------- -----------------
          activities  . . . . . . . . . .        (1,475,197)       (1,289,561)
                                           ----------------- -----------------

                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)


                                                Six months ended June 30,
                                           -----------------------------------
                                                 1996               1997
                                           ----------------- -----------------
                                              (unaudited)       (unaudited)
      Cash flows from financing
        activities:
         Proceeds from long-term debt . .  $      1,212,414  $      2,088,212
         Repayment of long-term debt  . .        (1,902,075)       (2,385,806)
         Repayment of advances from KVN .           961,620         1,747,376
         Proceeds from stock warrants . .            60,000             -
      Net cash provided by financing       ----------------- -----------------
        activities  . . . . . . . . . . .           331,959         1,449,782
                                           ----------------- -----------------
      Net increase in cash  . . . . . . .           218,329           437,459
      Cash, beginning of period . . . . .         3,414,479         1,437,788
                                           ----------------- -----------------
      Cash, end of period . . . . . . . .  $      3,632,808  $      1,875,247
                                           ================= =================


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

          Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1996, included in the Company's Form 10-K dated December 31, 1996, as filed with the United States Securities and Exchange Commission.

          Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

          Intangible assets - Intangible assets consist primarily of the excess of cost over fair market value of the net assets of the acquired business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $56,000 and $247,000 for the six months ended June 30, 1996 and 1997, respectively. Accumulated amortization was $191,000 and $438,000 at December 31, 1996, and June 30, 1997, respectively.

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1995 and 1996, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $59,000 and $83,000 for the six months ended June 30, 1996 and 1997, respectively. Accumulated amortization was $296,000 and $379,000 at December 31, 1996, and June 30, 1997, respectively.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization   and  summary   of  significant   accounting   policies
          (continued)

          Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock and stock options outstanding. Fully diluted earnings per share assumes that the convertible subordinated debt was converted into common stock as of the beginning of the year and that the interest expense thereon, net of taxes, was added to net income (loss).

      2.  Property and equipment, net

                                           December 31, 1996   June 30, 1997
                                           ----------------- -----------------
                                                                (unaudited)

          Land  . . . . . . . . . . . . .  $      4,610,323  $      4,610,323
          Buildings and improvements  . .         5,621,962         5,641,656
          Vehicles  . . . . . . . . . . .        13,459,891        13,634,396
          Waste containers and
            equipment . . . . . . . . . .        12,508,751        13,184,227
          Furniture and fixtures  . . . .           547,739           675,085
          Construction in progress  . . .            33,462           184,384
                                           ----------------- -----------------
                                                 36,782,128        37,930,071
          Less accumulated depreciation         (10,666,851)      (11,955,079)
                                           ----------------- -----------------
                                           $     26,115,277  $     25,974,992
                                           ================= =================

          Property  and  equipment  is  recorded  at  cost.    Depreciation  is
      provided  using the  straight-line  method over  estimated useful  lives, which range from 3 to 30  years.  Depreciation expense was $1,641,000 and
      $1,785,000 for the six months ended June 30, 1996 and 1997, respectively.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      3.    Long-term debt
                                           December 31, 1996   June 30, 1997
                                           ----------------- -----------------
                                                                (unaudited)
          Notes payable, due through
          April 1, 2002, payable in
          monthly installments with
          interest at varying rates up to
          9.75 percent, collateralized by
          equipment   . . . . . . . . . .  $     13,055,213  $     12,903,803

          Convertible subordinated term
          note with KVN, interest payable
          in monthly installments,
          principal due December 1, 2003,
          interest at bank's base rate
          plus 1 percent  . . . . . . . .         2,003,258         2,003,258

          Mortgage notes, principal and
          interest payable in monthly
          installments through January 1,
          2012, interest at varying rates
          up to prime plus 1.5 percent,
          collateralized by land and
          buildings   . . . . . . . . . .         5,201,756         5,055,572
                                           ----------------- -----------------
                                                 20,260,227        19,962,633
          Less current portion  . . . . .        (3,453,168)       (4,050,322)
                                           ----------------- -----------------
                                           $     16,807,059  $     15,912,311
                                           ================= =================

          As of June 30, 1997, the Company has guaranteed a loan agreement on behalf of KVN and other subsidiaries of KVN in connection with the Kimmins Employee Stock Ownership Plan, which had an outstanding balance of $1,680,000 that is recorded in the financial statements of KVN.

          The debt agreements contain certain covenants, the most restrictive of which require, for KVN, maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that KVN had complied with all loan covenants.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      4.  Stockholders' equity

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

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

          Revenue for the three months ended June 30, 1997, was $11,495,000, representing an increase of $927,000 or approximately 9 percent from $10,568,000 for the three months ended June 30, 1996. The increase in total revenue was primarily attributable to the Company's demolition operations, which generated revenue of approximately $3,123,000 for the three months ended June 30, 1997, compared to approximately $2,044,000 for the same period in 1996.

          Operating expenses for the three months ended June 30, 1997, were $9,487,000, representing an increase of $1,208,000 or approximately 15 percent from $8,279,000 for the three months ended June 30, 1996. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The increase in operating expenses was attributable primarily to volume-related increases in certain major operational expenses; such as, landfill fees and direct labor costs.

          Selling, general, and administrative expenses for the three months ended June 30, 1997, were $2,365,000, representing an increase of $614,000 or 35 percent from $1,751,000 for the three months ended June 30, 1996. The dollar and percentage increase in selling, general, and administrative expenses is primarily attributable to increased overhead costs, such as administrative, sales, and marketing costs that are associated with higher expected levels of operations.

          The Company sold certain vehicles, waste containers, and equipment during the three months ended June 30, 1997, resulting in a non-operating gain of approximately $368,000. These assets were primarily utilized in the Company's commercial and residential waste collection services.

          Interest expense, net of interest income, for the three months ended June 30, 1997, was $265,000 as compared to $324,000 for the three months ended June 30, 1996. Interest expense associated with debt decreased from $453,000 to $428,000 as a result of the decrease in the amount of interest-bearing debt outstanding. Interest income related to receivables from affiliates increased from $130,000 to $165,000.

          The Company's income tax provision was calculated using a rate of approximately 39 percent for the three month periods ended June 30, 1997 and 1996.

          As a result of the foregoing, the Company recorded a net loss of $153,000 for the three months ended June 30, 1997, as compared to net income of $127,000 for the three months ended June 30, 1996.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

          Revenue for  the six  months ended  June 30,  1997, was  $23,838,000, representing an increase of $2,211,000 or approximately 10 percent from $21,626,000 for the six months ended June 30, 1996. The increase in total revenue was primarily attributable to the Company's demolition operations, which generated revenue of approximately $7,059,000 for the six months ended June 30, 1997, compared to approximately $4,497,000 for the same period in 1996.

          Operating expenses for the six months ended June 30, 1997, were $19,380,000, representing an increase of $1,796,000 or approximately 10 percent from $17,584,000 for the six months ended June 30, 1996. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The increase in operating expenses was attributable primarily to volume-related increases in certain major operational expenses; such as, landfill fees and direct labor costs.

          Selling, general, and administrative expenses for the six months ended June 30, 1997, were $4,524,000, representing an increase of $1,081,000 or 31 percent from $3,443,000 for the six months ended June 30, 1996. The dollar and percentage increase in selling, general, and administrative expenses is primarily attributable to increased overhead costs, such as administrative, sales, and marketing costs that are associated with higher expected levels of operations.

          The Company sold certain vehicles, waste containers, and equipment during the six months ended June 30, 1997, resulting in a non-operating gain of approximately $355,000. These assets were primarily utilized in the Company's commercial and residential waste collection services.

          Interest expense, net of interest income, for the six months ended June 30, 1997, was $507,000 as compared to $650,000 for the six months ended June 30, 1996. Interest expense associated with debt decreased from $914,000 to $810,000 as a result of the decrease in the amount of interest-bearing debt outstanding. Interest income related to receivables from affiliates increased from $264,000 to $303,000.

          The Company's income tax provision was calculated using a rate of approximately 39 percent for the six month periods ended June 30, 1997 and 1996.

          As a result of the foregoing, the Company recorded a net loss of $133,000 for the six months ended June 30, 1997, as compared to a net loss of $51,000 for the six months ended June 30, 1996.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

          At  June 30,  1997, the  Company  had  a working  capital deficit  of
      $1,955,000  compared  to  a  working  capital deficit  of  $1,614,000  at
      December  31, 1996.    Working  capital was  impacted  by  a decrease  in
      accounts receivable - trade and an increase in the current portion of long-term debt. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliate (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At June 30, 1997, the Company had cash of $1,875,000.

          Net cash provided by operating activities during the six months ended June 30 1997, was $277,000 compared to $1,362,000 for the six months ended June 30, 1996. The decrease in cash provided by operating activities was due primarily to the net loss incurred during 1997, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings in excess of billings on uncompleted contracts, other assets, and accounts payable). Net cash used by investing activities during the six months ended June 30, 1997, was $1,290,000, as compared to $1,475,000 during the six months ended June 30, 1996, primarily due to capital expenditures for the purchase of vehicles and equipment. Net cash provided by financing activities during the six months ended June 30, 1997, was $1,450,000 as compared to $332,000 for the six months ended June 30, 1996, primarily as a result of higher levels of debt borrowings and the repayment of advances from KVN.

          During the six months ended June 30, 1997 and 1996, the Company's average trade receivables were outstanding for 46 days. Both averages were based on the six-month revenue annualized and compared to the trade receivable balances at June 30. Management believes that the number of days outstanding for its receivables approximates industry norms. Credit is extended based on an evaluation of the customer's financial condition. Credit losses are provided for in the financial statements and have been within management's expectations.

          During the six months ended June 30, 1997 and 1996, the Company's average trade payables were extended for 29 and 24 days, respectively. Both averages were based on the six-month operating and selling, general, and administrative expenses annualized and compared to trade payable balances at June 30.

          In addition to its own debt, the Company has also guaranteed the indebtedness (an aggregate of approximately $1,920,000 and $1,680,000 at December 31, 1996, and June 30, 1997, respectively) of the Kimmins' Employee Stock Ownership Plan Trust, in which employees of the Company participate.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     LIQUIDITY AND CAPITAL RESOURCES (continued)

          Certain of KVN's debt agreements with a financial institution contain certain covenants, the most restrictive of which requires, for KVN, maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that KVN had complied with all loan documents.

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

      Forward-Looking Information

          The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that reflect management's current views with respect to future events and financial performance. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

      Effect of Inflation

          Inflation has not had, and is not expected to have, a material impact upon the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.



                             PART II - OTHER INFORMATION


      Item 1. Legal proceedings

          During April 1997, Kimmins Recycling Corp. ("KRC"), a subsidiary of the Company, filed a claim in the Fourth Judicial Circuit Court of Florida against the Consolidated City of Jacksonville, Duval County, Florida. This action challenged the propriety of the City of Jacksonville, Non-Residential Solid Waste Collection and Transportation Franchise Ordinance (the "Franchise Ordinance"). KRC sought declaratory and injunctive relief within the jurisdiction of the court and recovery of damages in excess of $15,000. KRC's request for declaratory and injunctive relief was denied, and the Company is currently reviewing its options.

          During June 1997, KRC, St. Lucie County, a political subdivision of the State of Florida, and the City of Fort Pierce, a municipality organized under the laws of the State of Florida, were notified of a class action lawsuit filed in the Nineteenth Judicial Circuit Court of Florida by three residents of St. Lucie County. This action challenged the propriety of certain contract provisions included in KRC's solid waste and recyclable materials collection service agreement with St. Lucie County. KRC believes that it has a valid agreement with St. Lucie County and intends to defend its position.

      Item 2. Changes in securities

          None

      Item 3. Defaults upon senior securities

          None

      Item 4. Submission of matters to a vote of security holders

          None

      Item 5. Other information

          None

      Item 6. Exhibits and reports on Form 8-K

         (a)    The following documents are filed as exhibits to this Form  10-
      Q:

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


                                        TRANSCOR WASTE SERVICES, INC.



      Date:    August 12, 1997          By: /s/ Ira D. Cohen
             -------------------            ------------------------
                                            Ira D. Cohen
                                            President
                                            (Principal Executive Officer)



      Date:    August 12, 1997          By: /s/ Norman S. Dominiak
             -------------------            ------------------------
                                            Norman S. Dominiak
                                            Treasurer   and   Chief   Financial
          Officer
                                            (Principal Accounting and
                                              Financial Officer)



                                      EXHIBIT 11

                            TransCor Waste Services, Inc.
                        Calculation of Income (Loss) Per Share

            Three and Six Months Ended June 30, 1996 and 1997 (unaudited)


                                               Three months ended June 30,
                                           -----------------------------------

                                                 1996               1997
                                           ----------------- -----------------
      Primary income (loss) per
      common share:

      Net income (loss) . . . . . . . . .  $        127,374  $       (153,234)
                                           ================= =================

      Weighted average shares of common
      stock outstanding:

        Average shares outstanding  . . .         4,000,000         4,000,000
        Assumed exercise of
         stock options  . . . . . . . . .            55,028             -
                                           ----------------- -----------------
      Weighted average shares of common
        stock outstanding - primary . . .         4,055,028         4,000,000
                                           ================= =================

      Primary income (loss) per share . .  $            .03  $           (.04)
                                           ================= =================



      Fully diluted income (loss) per
      common share:
      Net income (loss) . . . . . . . . .  $        127,374  $       (153,234)
                                           ================  =================

      Weighted average shares of common
      stock outstanding:

        Average shares outstanding  . . .         4,000,000         4,000,000
        Assumed exercise of
         stock options  . . . . . . . . .            55,028             -
                                           ----------------- -----------------

      Weighted average shares of common
        stock outstanding -
        fully diluted . . . . . . . . . .         4,055,028         4,000,000
                                           ================= =================
      Fully diluted income (loss)
        per share . . . . . . . . . . . .  $            .03  $           (.04)
                                           ================= =================



                                      EXHIBIT 11

                            TransCor Waste Services, Inc.
                        Calculation of Income (Loss) Per Share

            Three and Six Months Ended June 30, 1996 and 1997 (unaudited)


                                                Six months ended June 30,
                                           -----------------------------------

                                                 1996               1997
                                           ----------------- -----------------
      Primary loss per common share:

      Net loss  . . . . . . . . . . . . .  $        (51,256) $       (132,949)
                                           ================= =================

      Weighted average shares of common
      stock outstanding:

      Average shares outstanding  . . . .         3,995,659         4,000,000
      Assumed exercise of stock
        options . . . . . . . . . . . . .             -                 -
      Assumed exercise of stock
        warrents  . . . . . . . . . . . .             -                 -
                                           ----------------- -----------------
      Weighted average shares of common
        stock outstanding - primary . . .         3,995,659         4,000,000
                                           ================= =================

      Primary loss per share  . . . . . .  $           (.01) $           (.03)
                                           ================= =================



      Fully diluted loss per common share:
      Net loss  . . . . . . . . . . . . .  $        (51,256) $       (132,949)
                                           ================= =================

      Weighted average shares of common
      stock outstanding:

        Average shares outstanding  . . .         3,995,659         4,000,000
        Assumed exercise of
         stock options  . . . . . . . . .             -                 -
        Assumed exercise of
         stock warrants . . . . . . . . .             -                 -
                                           ----------------- -----------------

      Weighted average shares of common
      stock outstanding -                         3,995,659         4,000,000
        fully diluted . . . . . . . . . .  ================= =================
      Fully diluted loss per share  . . .  $           (.01) $           (.03)
                                           ================= =================