Form 10-Q
period 1997-09-30
TRANSCOR WASTE SERVICES INC
filed 1997-11-14
CIK 894096

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                  --------------------------------------------------
                                      FORM 10-Q
      [Mark One]
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1997
                                          OR
      [  ]    Transition Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934

                For the transition period from _________ to _________.

                             Commission File No. 1-11822
                  --------------------------------------------------

                            TRANSCOR WASTE SERVICES, INC.
                  --------------------------------------------------
                (Exact name of registrant as specified in its charter)

                       Florida                        65-0369288
          -------------------------------  -------------------------------
              (State of incorporation)             (I.R.S. Employer
                                                Identification Number)

                   1502 Second Avenue, East, Tampa, Florida  33605
                  --------------------------------------------------
      (Address of registrant's principal executive offices, including zip code)
                  --------------------------------------------------
        (Registrant's telephone number, including area code):  (813) 248-5885

                                    Not applicable
                  --------------------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

      Indicate  by a check mark whether  the registrant has filed all documents and reports  required to  be filed by  Sections 12,  13, or 15(d)  of the
      Securities  Exchange  Act  of  1934  subsequent  to the  distribution  of
      securities under a plan confirmed by a court.   Yes [  ]        No [  ]




                         Applicable Only to Corporate Issuers

      The number of shares of Common Stock outstanding on November 5, 1997, was 4,000,000 shares.




                            TRANSCOR WASTE SERVICES, INC.

                                      FORM 10-Q

                                        INDEX


                                                                          PAGE
      PART I. FINANCIAL INFORMATION

                   Item 1.   Consolidated balance sheets at
                               December 31, 1996 and
                               September 30, 1997 (unaudited) . . . . . . 1 - 2

                             Consolidated statements of operations
                               for the three months and nine months
                               ended September 30, 1996 and 1997
                               (unaudited)  . . . . . . . . . . . . . . . 3 - 4

                             Consolidated statements of cash flows
                               for the nine months ended September 30,
                               1996 and 1997 (unaudited)  . . . . . . . . 5 - 6

                             Notes to consolidated financial
                               statement  . . . . . . . . . . . . . . .  7 - 10

                   Item 2.   Management's discussion and
                               analysis of financial condition and
                               results of operation . . . . . . . . . . 11 - 14

                   Item 3.   Quantitative and qualitative disclosures
                                about market risk . . . . . . . . . . . . .  15

      PART II.     OTHER INFORMATION

                   Item 1.   Legal proceedings  . . . . . . . . . . . . . .  16

                   Item 2.   Changes in securities  . . . . . . . . . . . .  16

                   Item 3.   Defaults upon senior securities  . . . . . . .  16

                   Item 4.   Submission of matters to a vote of
                                security holders  . . . . . . . . . . . . .  16

                   Item 5.   Other information  . . . . . . . . . . . . . .  16

                   Item 6.   Exhibits and reports on Form 8-K . . . . . . .  16

                             Signatures . . . . . . . . . . . . . . . . . .  17

                  Exhibit 11 - Calculation of income (loss)
                                 per share  . . . . . . . . . . . . . . 18 - 19




                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


      Item 1. FINANCIAL STATEMENTS


                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS



                                                  December 31,   September 30,
                                                     1996             1997
                                              ---------------- ----------------
                                                                  (unaudited)
      Current assets:
        Cash  . . . . . . . . . . . . . . . . $     1,437,788  $     4,673,796
        Due from affiliate  . . . . . . . . .       1,953,236        1,764,318
        Accounts receivable - trade, net  . .       6,230,484        5,241,845
        Costs and estimated earnings in
          excess of billings on
          uncompleted contracts   . . . . . .         230,869          435,209
        Income tax refund receivable  . . . .         422,567        1,214,806
        Deferred income taxes . . . . . . . .         639,079          639,079
        Other current assets  . . . . . . . .         255,552          244,102
                                              ---------------- ----------------
          Total current assets  . . . . . . .      11,169,575       14,213,155
                                              ---------------- ----------------

      Property and equipment, net . . . . . .      26,115,277       27,901,878
      Intangible assets, net  . . . . . . . .         898,853          629,250
      Due from affiliate  . . . . . . . . . .       6,840,516        5,125,745
      Other assets  . . . . . . . . . . . . .         985,608        1,447,449
                                              ---------------- ----------------
                                              $    46,009,829  $    49,317,477
                                              ================ ================

                               See accompanying notes.




                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 December 31,    September 30,
                                                     1996             1997
                                              ---------------- ----------------
                                                                  (unaudited)

      Current liabilities:
        Accounts payable, trade . . . . . . . $     4,255,150  $     4,205,913
        Accrued expenses  . . . . . . . . . .       4,536,778        4,521,955
        Billings in excess of costs and
          estimated earnings on
          uncompleted contracts   . . . . . .         170,771            7,755
        Due to affiliate  . . . . . . . . . .         368,199        4,526,490
        Current portion of long-term
          debt  . . . . . . . . . . . . . . .       3,453,168        4,167,087
                                              ---------------- ----------------
          Total current liabilities   . . . .      12,784,066       17,429,200
                                              ---------------- ----------------

      Long-term debt, net of current
        maturities (including debt owed to
        KVN of $2,003,258 at December 31,
        1996 and September 30, 1997)  . . . .      16,807,059       16,922,348
      Deferred income taxes . . . . . . . . .       3,299,355        3,299,355
      Commitments and contingencies . . . . .           -                -

      Stockholders' equity:
        Preferred stock, $.001 par value;
          1,000,000 shares authorized; none
          issued and outstanding  . . . . . .           -                -
        Capital stock, $.001 par value;
          10,000,000 shares authorized;
          4,010,000 shares issued and
          4,000,000 outstanding   . . . . . .           4,010            4,010
        Capital in excess of par value  . . .      12,193,547       12,193,547
        Retained earnings . . . . . . . . . .         969,798         (482,977)
                                              ---------------- ----------------
        Less treasury stock, at cost               13,167,355       11,714,580
          (10,000 shares)   . . . . . . . . .         (48,006)         (48,006)
                                              ---------------- ----------------
          Total stockholders' equity  . . . .      13,119,349       11,666,574
                                              ---------------- ----------------
                                              $    46,009,829  $    49,317,477
                                              ================ ================

                               See accompanying notes.




                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended September 30,
                                              ---------------------------------
                                                    1996             1997
                                              ---------------- ----------------
                                                 (unaudited)      (unaudited)

      Revenue . . . . . . . . . . . . . . . . $    11,369,715  $    10,151,528

      Expenses:
        Operating expenses  . . . . . . . . .       9,081,617        9,880,166
        Selling, general, and
          administrative expenses   . . . . .       1,887,552        2,359,463
                                              ---------------- ----------------
      Operating income (loss) . . . . . . . .         400,546       (2,088,101)

      Non-operating gain (loss) on
        disposal of equipment . . . . . . . .           -              208,316

      Interest expense, net . . . . . . . . .        (304,822)        (284,033)
                                              ---------------- ----------------
      Income (loss) before provision for
        income taxes  . . . . . . . . . . . .          95,724       (2,163,818)

      Provision for income
        taxes (benefit) . . . . . . . . . . .          37,312         (843,992)
                                              ---------------- ----------------
      Net income (loss) . . . . . . . . . . . $        58,412  $    (1,319,826)
                                              ================ ================
      Share data:
        Primary income (loss)
          per share   . . . . . . . . . . . . $           .01  $          (.33)
        Fully diluted income (loss)           ================ ================
          per share   . . . . . . . . . . . . $           .01  $          (.32)
                                              ================ ================

      Weighted average number of shares
        outstanding used in computations:
           Primary  . . . . . . . . . . . . .       4,049,429        4,051,467
                                              ================ ================
           Fully diluted  . . . . . . . . . .       4,053,875        4,051,467
                                              ================ ================

                               See accompanying notes.




                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Nine months ended September 30,
                                              ---------------------------------
                                                    1996             1997
                                              ---------------- ----------------
                                                 (unaudited)      (unaudited)

      Revenue . . . . . . . . . . . . . . . . $    32,996,203  $    33,989,459

      Expenses:
        Operating expenses  . . . . . . . . .      26,665,358       29,260,234
        Selling, general, and
          administrative expenses   . . . . .       5,364,497        6,883,415
                                              ---------------- ----------------
      Operating income (loss) . . . . . . . .         966,348       (2,154,190)

      Non-operating gain (loss) on disposal
        of equipment  . . . . . . . . . . . .           -              563,055

      Interest expense, net . . . . . . . . .         954,647         (790,633)
                                              ---------------- ----------------
      Loss before provision for
        income taxes  . . . . . . . . . . . .          11,701       (2,381,768)

      Provision for income taxes
        (benefit) . . . . . . . . . . . . . .           4,545         (928,993)
                                              ---------------- ----------------
      Net income (loss) . . . . . . . . . . . $         7,156  $    (1,452,775)
                                              ================ ================
      Share data:
        Primary loss per share  . . . . . . . $           .00  $          (.36)
                                              ================ ================
        Fully diluted loss per share  . . . . $           .00  $          (.33)
                                              ================ ================

      Weighted average number of shares
        outstanding used in computations:
           Primary  . . . . . . . . . . . . .       4,060,573        4,061,029
                                              ================ ================
           Fully diluted  . . . . . . . . . .       4,060,573        4,061,029
                                              ================ ================


                               See accompanying notes.




                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Nine months ended September 30,
                                              ---------------------------------
                                                    1996             1997
                                              ---------------- ----------------
                                                 (unaudited)      (unaudited)
      Cash flows from operating activities:
        Net income  . . . . . . . . . . . . . $         7,156  $    (1,452,775)
        Adjustments to reconcile net loss to
        net cash provided by operating
        activities:
          Depreciation and
             amortization . . . . . . . . . .       2,650,969        3,164,419
          Gain on disposal of
              equipment . . . . . . . . . . .         (53,624)        (563,689)
          Changes in operating assets and
          liabilities:
              Accounts receivable . . . . . .         557,467          988,639
              Costs and estimated earnings
               in excess of billings on
               uncompleted contracts  . . . .         507,741         (204,340)
              Income tax refund
               receivable   . . . . . . . . .         566,717         (792,239)
              Other assets  . . . . . . . . .        (272,540)        (579,183)
              Accounts payable  . . . . . . .        (503,670)         (49,237)
              Accrued expenses  . . . . . . .        (181,544)         (14,823)
              Billings in excess of costs
               and estimated earnings on
               uncompleted contracts  . . . .        (138,405)        (163,016)
                                              ---------------- ----------------
        Total adjustments . . . . . . . . . .       3,133,111        1,786,531
      Net cash provided by operating          ---------------- ----------------
        activities  . . . . . . . . . . . . .       3,140,267          333,756
                                              ---------------- ----------------
      Cash flows from investing activities:
        Capital expenditures  . . . . . . . .      (1,764,788)      (5,810,279)
        Proceeds from sale of property
          and equipment   . . . . . . . . . .         271,130        1,821,343
      Net cash used by investing              ---------------- ----------------
        activities  . . . . . . . . . . . . .      (1,493,658)      (3,988,936)
                                              ---------------- ----------------

                               See accompanying notes.




                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)


                                               Nine months ended September 30,
                                              ---------------------------------
                                                    1996             1997
                                              ---------------- ----------------
                                                 (unaudited)      (unaudited)
      Cash flows from financing activities:
        Proceeds from long-term debt  . . . . $     1,583,354  $     4,272,544
        Repayment of long-term debt . . . . .      (2,798,579)      (3,443,336)
        Advances from (to) KVN  . . . . . . .         (89,957)       6,061,980
        Proceeds from stock warrants  . . . .          60,000            -
      Net cash provided (used) by             ---------------- ----------------
        financing activities  . . . . . . . .      (1,245,182)       6,891,188
                                              ---------------- ----------------
      Net increase (decrease) in cash . . . .         401,427        3,236,008
      Cash, beginning of period . . . . . . .       3,414,479        1,437,788
                                              ---------------- ----------------
      Cash, end of period . . . . . . . . . . $     3,815,906  $     4,673,796
                                              ================ ================


                               See accompanying notes.




                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  Organization and summary of significant accounting policies

          Organization - TransCor Waste Services, Inc. (the "Company") was formed on November 6, 1992, as a subsidiary of Kimmins Corp. ("KVN"). KVN owns approximately 74 percent of the outstanding common stock of the Company. The Company provides solid waste management services to commercial, industrial, residential, and municipal customers in the state of Florida. TransCor also provides demolition services in conjunction with, and as an economic complement to, its solid waste management services.

          Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended
      September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1996, included in the Company's Form 10-K dated December 31, 1996, as filed with the United States Securities and Exchange Commission.

          Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

          Intangible assets - Intangible assets consist primarily of the excess of cost over fair market value of the net assets of the acquired business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $90,000 and $270,000 for the nine months ended September 30, 1996 and 1997, respectively. Accumulated amortization was $191,000 and $223,000 at December 31, 1996, and September 30, 1997, respectively.

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1995 and 1996, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $89,000 and $89,000 for the nine months ended September 30, 1996 and 1997, respectively. Accumulated amortization was $296,000 and $385,000 at December 31, 1996, and September 30, 1997, respectively.




                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  Organization  and   summary   of  significant   accounting   policies
          (continued)

          As of September 30, 1997, other assets include approximately $1,150,000 of pre-contract costs. As explained above, these costs are currently being amortized over the terms of the related contracts. However, the American Institute of Certified Public Accountants ("AICPA") has recently issued proposed Statement of Position ("SOP"), "Reporting on the Costs of Start-up Activities," would require all start-up costs, including pre-contract costs, to be expensed as incurred. If adopted, effective in the first quarter of 1998 the proposed SOP would require the Company to write off the remaining unamortized balance of approximately $1,150,000.

          Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock and stock options outstanding. Fully diluted earnings per share assumes that the convertible subordinated debt was converted into common stock as of the beginning of the year and that the interest expense thereon, net of taxes, was added to net income (loss).

      2.  Property and equipment, net

                                                December 31,    September 30,
                                                    1996             1997
                                              ---------------- ----------------
                                                                 (unaudited)
          Land  . . . . . . . . . . . . . . . $     4,610,323  $     4,610,323
          Buildings and improvements  . . . .       5,621,962        5,739,194
          Vehicles  . . . . . . . . . . . . .      13,459,891       16,729,191
          Waste containers and equipment  . .      12,508,751       11,699,100
          Furniture and fixtures  . . . . . .         547,739          714,918
          Construction in progress  . . . . .          33,462          183,363
                                              ---------------- ----------------
                                                   36,782,128       39,676,089
          Less accumulated depreciation   . .     (10,666,851)     (12,335,547)
                                              ---------------- ----------------
                                              $    26,115,277  $    27,340,542
                                              ================ ================

          Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives, which range from 3 to 30 years. Depreciation expense was $2,472,000 and $2,766,000 for the nine months ended September 30, 1996 and 1997, respectively.




                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      3.  Long-term debt
                                                December 31,    September 30,
                                                    1996             1997
                                              ---------------- ----------------
                                                                 (unaudited)
          Notes payable, due through April
          1, 2002, payable in monthly
          installments with interest at
          varying rates up to 9.75 percent,
          collateralized by equipment   . . . $    13,055,213  $    14,123,902

          Convertible subordinated term
          note with KVN, interest payable
          in monthly installments, principal
          due December 1, 2003, interest
          at bank's base rate plus
          1 percent   . . . . . . . . . . . .       2,003,258        2,003,258

          Mortgage notes, principal and
          interest payable in monthly
          installments through January 1,
          2012, interest at varying rates
          up to prime plus 1.5 percent,
          collateralized by land and
          buildings   . . . . . . . . . . . .       5,201,756        4,962,275
                                              ---------------- ----------------
                                                   20,260,227       21,089,435
          Less current portion  . . . . . . .      (3,453,168)      (4,167,087)
                                              ---------------- ----------------
                                              $    16,807,059  $    16,922,348
                                              ================ ================

          As of September 30, 1997, the Company has guaranteed a loan agreement on behalf of KVN and other subsidiaries of KVN in connection with the Kimmins Employee Stock Ownership Plan, which had an outstanding balance of $1,560,000 that is recorded in the financial statements of KVN.

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

          Warrants to purchase 100,000 shares of the Company's common stock at $6.00 per share were issued in 1993 to the underwriters of the Company's initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1996. The remaining warrants to purchase 90,000 shares are exercisable through March 25, 1998.

      5.  Earnings Per Share

          In February 1997, SFAS No. 128, "Earnings per Share" was issued. This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share," by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under Opinion No. 15. [The Company intends to adopt this statement in 1998.]




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS


             Comparison of Three Months Ended September 30, 1997 And 1996

          Revenue for the three months ended September 30, 1997, was $10,152,000, representing an decrease of $1,218,000, or approximately 11 percent, from $11,370,000 for the three months ended September 30, 1996. The decrease in total revenue was primarily attributable to facility closures and market pricing pressure in the Company's solid waste operations, which generated revenue of approximately $7,610,000 for the three months ended September 30, 1997, compared to approximately $9,100,000 for the same period in 1996. During the three-month period ended September 30, 1997, the Company closed its Palm Beach County, Florida, facility and sold contracts and equipment related to its Pinellas County and St. Lucie County operations.

          Operating expenses for the three months ended September 30, 1997, were $9,880,000, representing an increase of $798,000, or approximately
      8.8 percent, from $9,082,000 for the three months ended September 30, 1996. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The increase in operating expenses was attributable primarily to cost-related increases in certain major operational expenses; such as, landfill fees and direct labor costs.

          Selling, general, and administrative expenses for the three months ended September 30, 1997, were $2,359,000, representing an increase of $471,000, or 25 percent, from $1,888,000 for the three months ended September 30, 1996. The dollar and percentage increase in selling, general, and administrative expenses is primarily attributable to advertising costs for a new contract of approximately $500,000 and costs associated with the closing and sale of certain facilities and operating assets of approximately $1,000,000.

          The Company sold certain contracts and related equipment during the three months ended September 30, 1997, resulting in a non-operating gain of approximately $208,000. These assets were primarily utilized in the Company's commercial and residential waste collection services.

          Interest expense, net of interest income, for the three months ended September 30, 1997, was $284,000 as compared to $305,000 for the three months ended September 30, 1996. Interest expense associated with debt decreased from $459,000 to $426,000 as a result of the decrease in the amount of interest-bearing debt outstanding. Interest income related to receivables from affiliates decreased from $154,000 to $142,000.

          The Company's income tax provision was calculated using a rate of approximately 39 percent for the three-month periods ended September 30, 1997 and 1996.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS


          As a result of the foregoing, the Company recorded a net loss of $1,320,000 for the three months ended September 30, 1997, as compared to net income of $58,000 for the three months ended September 30, 1996.

             Comparison of Nine Months Ended September 30, 1997 and 1996

          Revenue for the nine months ended September 30, 1997, was $33,989,000, representing an increase of $993,000, or approximately 3 percent, from $32,996,000 for the nine months ended September 30, 1996. The increase in total revenue was primarily attributable to the Company's demolition operations, which generated revenue of approximately $9,601,000 for the nine months ended September 30, 1997, compared to approximately $6,737,000 for the same period in 1996. The increase in demolition revenue offsets the decrease in solid waste revenue, which was caused by facility closures and pricing pressures in the commercial market. During the nine-month period ended September 30, 1997, the Company closed its Palm Beach County, Florida, facility and sold contracts and related equipment associated with its operations in Pinellas County and St. Lucie County.

          Operating expenses for the nine months ended September 30, 1997, were $29,260,000, representing an increase of $2,595,000 or approximately 10 percent from $26,665,000 for the nine months ended September 30, 1996. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The increase in operating expenses was attributable primarily to cost-related increases in certain major operational expenses; such as, landfill fees and direct labor costs.

          Selling, general, and administrative expenses for the nine months ended September 30, 1997, were $6,883,000, representing an increase of $1,519,000 or 28 percent from $5,364,000 for the nine months ended September 30, 1996. The dollar and percentage increase in selling, general, and administrative expenses is primarily attributable to costs associated with advertising a new contract and costs associated with the closures of certain facilities and sales of certain contracts and related equipment.

          The Company sold certain contracts and related equipment during the nine months ended September 30, 1997, resulting in a non-operating gain of approximately $563,000. These assets were primarily utilized in the Company's commercial and residential waste collection services.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS


          Interest expense, net of interest income, for the nine months ended September 30, 1997, was $791,000 as compared to $955,000 for the nine months ended September 30, 1996. Interest expense associated with debt decreased from $1,373,000 to $1,236,000 as a result of the decrease in the amount of interest-bearing debt outstanding. Interest income related to receivables from affiliates increased from $418,000 to $445,000.

          The Company's income tax provision was calculated using a rate of approximately 39 percent for the nine month periods ended September 30, 1997 and 1996.

          As a result of the foregoing, the Company recorded a net loss of $1,453,000 for the nine months ended September 30, 1997, as compared to net income of $7,000 for the nine months ended September 30, 1996.


                           Liquidity And Capital Resources

          At September 30, 1997, the Company had a working capital deficit of $3,216,000 compared to a working capital deficit of $1,614,000 at
      December 31, 1996. Working capital was impacted by a decrease in accounts receivable - trade, an increase in the current portion of long-term debt, and an increase in advances from affiliates. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliate (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At September 30, 1997, the Company had cash of $4,674,000.

          Net cash provided by operating activities during the nine months ended September 30 1997, was $334,000 compared to $3,378,000 for the nine months ended September 30, 1996. The decrease in cash provided by operating activities was due primarily to the net loss incurred during 1997, net of changes in certain operating assets and liabilities
      (primarily costs and estimated earnings in excess of billings on uncompleted contracts, other assets, and accounts payable). Net cash used by investing activities during the nine months ended September 30, 1997, was $3,989,000, as compared to $1,732,000 during the nine months ended September 30, 1996, primarily due to capital expenditures for the purchase of vehicles and equipment. Net cash provided by financing activities during the nine months ended September 30, 1997, was
      $6,891,000 as compared to net cash used by financing activities of $1,245,000 for the nine months ended September 30, 1996, primarily as a result of higher levels of debt borrowings and advances from KVN.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS


                     Liquidity And Capital Resources (continued)

          During the nine months ended September 30, 1997 and 1996, the Company's average trade receivables were outstanding for 42 and 48 days, respectively. Both averages were based on the nine-month revenue annualized and compared to the trade receivable balances at September 30. Management believes that the number of days outstanding for its receivables approximates industry norms. Credit is extended based on an evaluation of the customer's financial condition. Credit losses are provided for in the financial statements and have been within management's expectations.

          During the nine months ended September 30, 1997 and 1996, the Company's average trade payables were extended for 35 and 29 days, respectively. Both averages were based on the nine-month operating and selling, general, and administrative expenses annualized and compared to trade payable balances at September 30.

          In addition to its own debt, the Company has also guaranteed the indebtedness (an aggregate of approximately $1,920,000 and $1,560,000 at December 31, 1996, and September 30, 1997, respectively) of the Kimmins' Employee Stock Ownership Plan Trust, in which employees of the Company participate.

          Certain of KVN's debt agreements with a financial institution contain certain covenants, the most restrictive of which requires, for KVN, maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that KVN had complied with all loan documents.




      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS


                     Liquidity And Capital Resources (continued)

      Forward-Looking Information

          The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect management's current views with respect to future events and financial performance. Such forward looking statements include, without limitation, statements regarding the Company's future capital expenditures, plant closures, product demand and market growth, competitive position, and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, increases in landfill charges, unanticipated costs in connection with facility closures, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

      Effect of Inflation

          Inflation has not had, and is not expected to have, a material impact upon the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.


      Item 3.               QUANTITATIVE AND QUALITATIVE
                            DISCLOSURES ABOUT MARKET RISK


        Not required pursuant to Item 305, General Instruction 1.




                             PART II - OTHER INFORMATION

      Item 1. Legal proceedings

          During April 1997, Kimmins Recycling Corp. ("KRC"), a subsidiary of the Company, filed a claim in the Fourth Judicial Circuit Court of Florida against the Consolidated City of Jacksonville, Duval County, Florida. This action challenged the propriety of the City of Jacksonville, Non-Residential Solid Waste Collection and Transportation Franchise Ordinance (the "Franchise Ordinance"). KRC sought declaratory and injunctive relief within the jurisdiction of the court and recovery of damages in excess of $15,000. KRC's request for declaratory and injunctive relief was denied, and the Company is not currently pursuing additional litigation.

          During June 1997, KRC, St. Lucie County, a political subdivision of the State of Florida, and the City of Fort Pierce, a municipality organized under the laws of the State of Florida, were notified of a class action lawsuit filed in the Nineteenth Judicial Circuit Court of Florida by three residents of St. Lucie County. This action challenged the propriety of certain contract provisions included in KRC s solid waste and recyclable materials collection service agreement with St. Lucie County, which allow KRC to place liens on the property of delinquent service recipients. The court recently refused to certify the existence of a class. Therefore, the Company is aggressively pursuing its lien rights under the service agreement with St. Lucie County. At September 30, 1997, the total amount of lien rights was approximately $500,000.

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


                                  TRANSCOR WASTE SERVICES, INC.



      Date:    November 14, 1997       By:  /s/Joseph M. Williams
             ---------------------     ----------------------------------------
                                       Joseph M. Williams
                                       President
                                       (Principal Executive Officer)


      Date:    November 14, 1997       By:  /s/Norman S. Dominiak
             ---------------------     ----------------------------------------
                                       Norman S. Dominiak
                                       Treasurer and Chief Financial Officer
                                       (Principal Accounting and
                                        Financial Officer)




                                      EXHIBIT 11

                            TransCor Waste Services, Inc.

                        Calculation of Income (Loss) Per Share

         Three and Nine Months Ended September 30, 1996 and 1997 (unaudited)


                                              Three months ended September 30,
                                              ---------------------------------
                                                    1996             1997
                                              ---------------- ----------------
      Primary income (loss) per common share:
      ---------------------------------------
      Net income (loss) . . . . . . . . . . . $        58,412  $    (1,319,826)
                                              ================ ================
      Weighted average shares of common stock
        outstanding:
          Average shares outstanding  . . . .       4,000,000        4,010,000
          Assumed exercise of stock
             options  . . . . . . . . . . . .          49,429           41,467
                                              ---------------- ----------------
      Weighted average shares of common
        stock outstanding - primary . . . . .       4,049,429        4,051,467
                                              ================ ================
      Primary income (loss) per share . . . . $           .01  $          (.33)
                                              ================ ================

      Fully diluted income (loss) per common
      share:
      ---------------------------------------
      Net income (loss) . . . . . . . . . . . $        58,412  $    (1,286,715)
                                              ================ ================
      Weighted average shares of common stock
        outstanding:
          Average shares outstanding  . . . .       4,000,000        4,010,000
          Assumed exercise of
             stock options  . . . . . . . . .          53,875           41,467
                                              ---------------- ----------------
      Weighted average shares
        of common stock outstanding -
        fully diluted . . . . . . . . . . . .       4,053,875        4,051,467
                                              ================ ================
      Fully diluted income (loss)
        per share . . . . . . . . . . . . . . $           .01  $          (.32)
                                              ================ ================




                                      EXHIBIT 11

                            TransCor Waste Services, Inc.

                        Calculation of Income (Loss) Per Share

         Three and Nine Months Ended September 30, 1996 and 1997 (unaudited)


                                               Nine months ended September 30,
                                              ---------------------------------
                                                    1996             1997
                                              ---------------- ----------------
      Primary loss per common share:
      ---------------------------------------
      Net income  . . . . . . . . . . . . . . $         7,156  $    (1,452,775)
                                              ================ ================
      Weighted average shares of common stock
        outstanding:
          Average shares outstanding  . . . .       3,997,117        4,010,000
          Assumed exercise of stock
             options  . . . . . . . . . . . .          63,456           51,029
          Assumed exercise of stock
          warrants  . . . . . . . . . . . . .           -                -
                                              ---------------- ----------------
      Weighted average shares of common
        stock outstanding - primary . . . . .       4,060,573        4,061,029
                                              ================ ================
      Primary income per share  . . . . . . . $           .00  $          (.36)
                                              ================ ================

      Fully diluted loss per common share:
      ---------------------------------------
      Net income  . . . . . . . . . . . . . . $         7,156  $    (1,354,522)
                                              ================ ================
      Weighted average shares of common
        stock outstanding:
          Average shares outstanding  . . . .       3,997,117        4,010,000
          Assumed exercise of stock
             options  . . . . . . . . . . . .          63,456           51,029
          Assumed exercise of stock
             warrants . . . . . . . . . . . .           -                -
                                              ---------------- ----------------
      Weighted average shares of common
        stock outstanding -
        fully diluted . . . . . . . . . . . .       4,060,573        4,061,029
                                              ================ ================
      Fully diluted income per share  . . . . $          0.00  $          (.33)
                                              ================ ================