Form 10-K
period 1997-12-31
TRANSCOR WASTE SERVICES INC
filed 1998-04-17
CIK 894096

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                        -------------------------------------
                                      FORM 10-K

      [MARK ONE]
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1997
                                          OR
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                    to                    .

                             Commission File No. 1-11822
                        -------------------------------------
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

                   1502 Second Avenue, East, Tampa, Florida  33605
                (Address of registrant's principal executive offices,
                                 including zip code)
                        -------------------------------------
               (Registrant's telephone number, including area code):
                                    (813) 248-3878

             Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Exchange
                   Title of Each Class            on Which Registered
             -------------------------------- --------------------------
              Common Stock, $.001 par value     The NASDAQ Stock Market

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

                                Yes  [ ]     No   [X]





           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           As of March 13, 1998, there were 4,000,000 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998, was $1,984,000.

                        -------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

                                         NONE





                            TRANSCOR WASTE SERVICES, INC.

                                      Form 10-K

                                  TABLE OF CONTENTS

                                                                           Page
                                                                            No.
                                                                           ----
      PART I
        Item 1  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . 1
        Item 2  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . 7
        Item 3  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . 8
        Item 4  Submission of Matters to a vote
                  of Security Holders . . . . . . . . . . . . . . . . . . . . 9

      PART II
        Item 5  Market for the Registrant's Common Equity
                  and Related Stockholder Matters . . . . . . . . . . . . . . 9

      PART III
        Item 9  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures . . . . . . . . .  35
        Item 10 Directors and Executive Officers of the Registrant  . . . .  35
        Item 11 Executive Compensation  . . . . . . . . . . . . . . . . . .  36
        Item 12 Security Ownership of Certain Beneficial Owners
                  and Management  . . . . . . . . . . . . . . . . . . . . .  39
      PART IV





          Note: The discussions in this Form 10-K contain forward looking statements that involve risks and uncertainties. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause future results of TransCor Waste Services, Inc., and its subsidiaries to differ materially and significantly from those expressed or implied in past results and in any forward looking statements made by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K. These factors include, without limitation, those listed in "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 33-12677).

                                        PART I
      Item 1.  Business

      The Company

          TransCor Waste Services, Inc. (the "Company") provides solid waste management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company currently owns and operates fully-permitted construction and demolition ("C&D") transfer and recycling ("T&R") facilities in four of the largest metropolitan regions in the state of Florida: Jacksonville, Clearwater, Tampa, and Miami. In addition to its T&R operations, the Company collects and disposes of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions, and it provides residential garbage collection services for several municipalities in Lee County and Hillsborough County, Florida. The Company also engages, pursuant to several municipal contracts, in the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass. The Company also provides demolition and other related services in conjunction with, and as an economic complement to, its solid waste management services.

          The Company was incorporated under the laws of the State of Florida on November 6, 1992. The Company is a subsidiary of Kimmins Corp. ("Kimmins"), a publicly-held New York Stock Exchange listed company that provides specialty contracting services. Kimmins owns 74 percent of the outstanding stock of the Company.





      Company Services

          Transfer and Recycling Operations

          The Company currently owns and operates fully permitted T&R facilities in four Florida metropolitan regions, which include Clearwater (Pinellas County), Tampa (Hillsborough County), Jacksonville (Duval County), and Miami (Dade County). Non-hazardous C&D debris, and occasionally where permitted, yard waste are deposited by both the Company's own collection vehicles and by outside third parties, including competitive waste disposal companies. Waste material deposited at the Company's facilities is first weighed on a computerized scale to determine the fee to be paid to the Company. Then the recyclable waste is segregated by the Company for resale or donation. The non-recyclable material is compacted, transferred to trailers, and transported by third-party haulers to landfills for disposal.

          Because the Company's permits allow it to segregate and recycle part of the C&D debris and yard waste accepted at its T&R facilities (thereby decreasing the Company's landfill disposal costs) and the Company can haul economically the non-recyclable waste to outlying rural landfills (where disposal fees are much lower than those charged by urban disposal facilities), the Company is frequently able to charge lower rates at its T&R facilities than those charged by landfill operators in the same vicinities. In addition, disposal of debris at the Company's T&R facilities generally requires less time and causes less damage to waste collection vehicles than landfill disposal. At landfills, haulers of all types of solid waste and debris must converge on the same weigh stations and must often travel up to two to three miles over temporary, debris-laden roads and contend with hard-to-maneuver tipping conditions. In contrast, the Company's T&R facilities, which generally accept C&D debris and yard waste primarily, are only approximately four acres in size and provide haulers with flat concrete-finished surfaces for driving and tipping. As a result, the Company believes those waste haulers, including those in competition with the Company's own collection services, are provided strong economic and other incentives for disposing of their C&D debris and yard waste at the Company's T&R facilities.

          Laws requiring recycling  or the achievement of  recycling goals have already  been  passed and  continue to  be  passed throughout  the United
      States, including the  state of Florida.   These laws have  resulted from
      problems  associated with the disposal  of an increasing  volume of solid waste, and the  Company believes  that more state  and local  governments will mandate recycling of  reusable materials and the composting  of yard waste.  The  Company currently  segregates and recycles  C&D debris,  and occasionally  where  permitted,  yard  waste  at  all  four  of  its  T&R
      facilities.   In addition,  pursuant to  its contracts  with the City  of
      Tampa,  Lee County,  Hillsborough County,  and other  municipalities, the
      Company provides residential curbside collection of  a variety of already segregated recyclable material, including newspapers, cardboard, plastic,
      metals, and  glass.    The Company  disposes  of all  of  the  recyclable
      material it collects to processors or manufacturers or other recyclers.





          The Company's T&R facilities also are used to provide maintenance, parking, and fueling of the Company's truck fleet and a base of operations for its regional administrative personnel.

      Collection Operations

          In addition to its T&R operations, the Company provides solid waste collection and disposal services for a wide range of customers. In connection with such services, the Company collects C&D debris and yard waste for processing at its T&R facilities. It also collects other forms of non-hazardous solid waste for hauling directly to, and disposal at, landfills in each of its T&R regions and Fort Myers (Lee County), Florida (where it has administrative facilities for its collection operations). The Company currently provides its collection services to approximately 13,000 commercial and industrial customers and to approximately 108,000 residential households. Commercial services are typically provided pursuant to municipal and private contracts, as well as through a direct marketing program, with terms of one to three years, industrial services are typically provided on a project-by-project basis, and residential services are provided by municipal contract or individual household request. Municipal contracts typically have a term of five to eight years.

          For the years ended December 31, 1995, 1996 and 1997, St. Lucie County, Florida, provided approximately 8 percent, 7 percent, and 5 percent, respectively, of the Company's revenue pursuant to a five-year agreement entered into between the Company and St. Lucie in January 1994 (the "St. Lucie Contract"). Pursuant to such agreement, the Company provided solid waste collection services to St. Lucie, including the collection of waste, yard waste, and recyclable materials from residential customers. The Company's collection fees are calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed. The Company sold the St. Lucie Contract during 1997 and the related land and buildings during 1998.

          For the years ended December 31, 1995, 1996, and 1997, the City of Tampa, Florida, provided approximately 1 percent, 6 percent, and 7 percent, respectively, of the Company's revenue pursuant to a five-year agreement entered into between the Company and the City of Tampa in August 1995 (the "City of Tampa Contract"). Pursuant to such agreement, the Company provides solid waste collection services to the City of Tampa, including the collection of waste and recyclable materials from
      residential and commercial customers.   The Company's collection fees are
      calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed.





          For the years ended December 31, 1995, 1996 and 1997, Lee County, Florida, provided approximately 2 percent, 8 percent, and 6 percent, respectively, of the Company's revenue pursuant to a five-year agreement entered into between the Company and Lee County in April 1995 (the "Lee County Contract"). Pursuant to such agreement, the Company provides solid waste collection services to Lee County, including the collection of waste and recyclable materials from residential and commercial customers. The Company's collection fees are calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed.

          For the year ended December 31, 1997, Hillsborough County, Florida, provided approximately 3 percent of the Company's revenue pursuant to an eight-year agreement entered into between the Company and Hillsborough
      County in 1997 (the "Hillsborough County Contract"). Pursuant to such agreement, the Company provided solid waste collection services to Hillsborough County, including the collection of waste and recyclable materials from residential customers. The Company's collection fees are calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed. As a result of the Hillsborough residential contract, the Company is allowed to compete with two other waste service providers for the commercial and industrial waste collection business.

      Commercial and Industrial Waste Collection

          The Company provides commercial and industrial non-hazardous solid waste collection services to customers who are serviced by the Company's route collection system at agreed upon schedules or upon the customer's request. Commercial and industrial customers generally use waste containers and/or compactors provided by the Company. Commercial customers use containers that range in size from one to eight cubic yards or compactor boxes that range in size from twenty to forty cubic yards. Compactor boxes are used with customer or Company-owned compactors, which are designed to reduce the volume of stored waste, thereby permitting less frequent collection. Commercial containers are lifted and the waste contents are unloaded into the Company's collection trucks at the customer's site. Industrial customers use "roll-off" waste containers that range in size from 10 to 40 cubic yards. Filled roll-off containers are collected and replaced by empty containers by the Company's roll-off trucks.

          Fees for both commercial and industrial solid waste collections jobs vary based on such factors as job duration, collection frequency, type of equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility, and cost of disposal.





      Residential Waste Collection

          Residential collection services are typically provided either on a subscription basis, where the individual household contracts directly with the Company, or on a municipal contract basis, where the Company contracts with the municipality to collect from all residences within a specified area. Municipal contracts provide relatively consistent cash flow during the contract period and require less administration as individual billing and debt collection systems are not necessary and because all residents within the area are served. The Company is currently performing under several municipal contracts that will provide at least $10,000,000 in collection revenue in 1998. These contracts are typically competitively bid and have initial terms of five to eight years. These contracts also require that the Company provide curbside collection and recycling of already segregated recyclable materials from individual residences. Substantially all of the segregated recyclable waste collected by the Company is delivered to other waste management facilities for processing or disposal.

      Demolition Services

          The Company provides demolition services for commercial and residential customers. Its demolition services include the razing and dismantling of facilities and structures, the recovery of demolished material for reuse and recycling, and the disposal of non-recycled demolition debris. The typical demolition projects of the Company are single and multistory urban buildings and small warehouses, manufacturing plants, and other facilities. The Company enters into separate demolition contracts for each project, which are usually for a term of less than six months and, to date, have ranged in amounts from $1,500 to $1,775,000. In connection with the Company's demolition activities, the Company uses equipment such as bulldozers, front-end wheel loaders, and roll-off trucks and containers, all of which are stored at the Company's T&R facilities. By pursuing demolition projects in its existing markets, the Company can use its T&R facilities to reduce the costs of demolition waste disposal, which is traditionally one of the most significant costs associated with demolition projects.

      Other Services and Arrangements

          The Company can provide certain other specialized solid waste management services involving particular needs of customers. The
      Company's specialized services include using Company-owned trucks and loaders to remove waste from demolished buildings, burned-out structures, and closed scrap yards and to clean customer sites after natural disasters, such as Hurricane Andrew in South Florida and the tornadoes in the Pinellas County, Florida, area.





      Sales and Marketing

          In management's view, both the Company's current T&R operations and its collection and disposal operations still have growth capacity. Consequently, the Company has increased its sales and marketing efforts on attracting potential customers to its T&R facilities by emphasizing the perceived economic and environmental benefits associated with such use and on obtaining additional collection routes within its operating regions. To date, the Company's sales and marketing activities principally have been conducted through the efforts of the Company's management and its in-house sales staff. However, during the fourth quarter of 1996, the Company implemented a program to hire and train additional sales personnel for its T&R facilities to support the commercial and industrial markets. This sales force operates on an incentive-based, industry-standard compensation program that management believes will yield an increase in revenue growth through 1997 and beyond. In conjunction with the increased sales effort, the Company implemented an aggressive advertising program.

          The Company generally obtains solid waste collection contracts for its services or for the operation of certain solid waste management facilities through the process of competitive bidding, purchase orders, or negotiations. The Company's marketing efforts include selling door to door, monitoring trade journals and other industry sources for bid solicitations by various entities, including government authorities and related instrumentalities, and responding to such bid solicitations, which may include requests for proposals ("RFPs") and requests for qualifications ("RFQs"). The Company also attempts to be included on lists of qualified bidders frequently contained in RFPs and RFQs. In response to an RFP or RFQ, the soliciting entity requires a written response within a specified period. Generally, in the case of an RFP, a bidder submits a proposal detailing its qualifications, the services to be provided, and the cost of the services to the soliciting entity; and then such entity, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. In the case of an RFQ, a bidder submits a response describing its experience and qualifications. The soliciting entity then selects the bidder believed to be the most qualified and negotiates all the terms of the contract, including the cost of the services. The Company's single largest contract was derived through competitive bidding, and the Company expects that future significant customers will be obtained through competitive bidding. The Company also has obtained customers through recommendations and referrals from existing customers.





      Competition

          Although developments in the waste management industry have resulted in the emergence of large private and public solid waste management companies and in consolidating trends in the industry, the solid waste management business is characterized by intense competition. The Company believes that no single company has a dominant market share of the solid waste management business in the United States or Florida. Although competition varies by locality and type of service, the Company's principal sources of competition are local and regional waste management companies of varying size, which primarily provide collection or disposal services to customers in a limited geographic area; large regional and national waste management companies, which operate over more extensive geographic areas that provide completely integrated waste management services, own or operate disposal sites, and engage in various transfer and resource recovery activities; and counties and municipalities that maintain their own waste collection and disposal services for residents and businesses in the locality. National companies that compete against the Company include, among others, Browning-Ferris Industries, Republic Waste Industries, and the combining U.S.A. Waste and Waste Management, Inc. Several competitors are or have been customers of the Company's transfer and recycling facilities. Many of the Company's competitors are well established and have much greater marketing, financial, and other resources than the Company. In addition, the counties and municipalities that compete with the Company often have financial advantages due to their access to tax revenues and tax-exempt financing.

          The Company believes that the principal competitive factors in the industry are price, reputation, service, managerial experience, financial assurance capability (particularly as it relates to municipal contracts), and internalization of costs from vertical integration of services offered. For instance, the City of Jacksonville reduced its landfill disposal charges and enacted a 12 percent franchise fee during the second quarter of 1997 on non-residential solid waste management service revenues of the Company. This resulted in the Company s Jacksonville T&R facility being less competitive to outside third party waste disposal companies as the fee was passed on to customers, causing revenues to decrease by approximately $2,000,000 from 1996 to 1997.





      Government Regulation

          The solid waste management business is subject to extensive and frequently evolving federal, state, and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency (the "EPA"), various state agencies, and county and local authorities acting in conjunction with and independently of such federal and state entities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution and requirements that regulate health, safety, zoning, and land use. Solid waste management companies are required to obtain and maintain state and local government permits in connection with a significant part of their operations. Operating permits generally are required for solid waste management facilities (such as landfills and recycling operations), transfer stations and certain vehicles, and these permits are subject to revocation, modification, and renewal.

          Federal, state, and local regulations vary; however, they generally govern disposal activities, govern the location and use of facilities, and impose restrictions to prohibit or reduce air, soil, and water pollution. Solid waste management facilities generally are subject to certain operational, closure, post-closure, monitoring and site maintenance, and remediation obligations, which could lead to significant costs for monitoring and corrective measures. Both governmental authorities and the public have the power to enforce compliance with these regulations and to obtain injunctions or the imposition of fines for violations.

          The  federal statutes  of  most importance  to  the Company  are  the
      Resource Conservation and Recovery Act of 1976, as amended, and the EPA's implementing  regulations (collectively,  "RCRA"), and  the Comprehensive
      Environmental  Response,  Compensation  and  Liability Act  of  1980,  as
      amended,  ("CERCLA").   RCRA  establishes a  comprehensive framework  for
      state and federal regulation of solid and hazardous waste management.  It seeks  to prevent  the release  into the  environment of  hazardous waste
      through  the  development  of  solid  waste  management   plans  and  the
      regulation of the generation, treatment, transport, storage, and disposal
      of hazardous wastes.   It also establishes a program  to ensure that non-
      hazardous  wastes   are  disposed   of   in  environmentally   controlled
      facilities.    While  RCRA was  implemented  to  prevent  the release  of hazardous wastes into the environment, CERCLA was designed to establish a
      national   strategy   to   remediate   or   improve  existing   hazardous
      environmental conditions.  CERCLA establishes liability for cleanup costs and  environmental damages  for current  and former  facility owners  and
      operators   and  persons   who  generate,   transport,  or   arrange  for
      transportation  of  hazardous substances  for  disposal  at a  particular
      facility.   Most states, including Florida, have statutes similar to RCRA and CERCLA that regulate the  handling of hazardous substances, hazardous wastes, and non-hazardous wastes.  Many such statutes impose requirements
      that are more  stringent than  their federal counterparts.   The  Company
      could be subject to substantial liability under these statutes to private parties and governmental entities, in some instances without any fault,





      for fines, remediation costs, and environmental damage because of the mishandling, release, or existence of any hazardous substances at any of its facilities or the improper operation of such facilities.

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

          Amendments to existing statutes and regulations, changes in regulatory policies, adoption of new statutes and regulations, and the Company's expansion into other jurisdictions and solid waste management services could require the Company and others in the industry to continually modify solid waste disposal facilities and alter methods of operations at costs that would likely be substantial, which could adversely affect the Company. In addition, the Company is and will be required to obtain and maintain government permits in connection with almost every aspect of its operations, including its operation of its transfer stations or future proposed solid waste management facilities. The permits range in length from one year to five years and all may be renewed upon expiration. The Company believes that it is in substantial compliance with all federal, state, and local laws and regulations that govern its material operations.

      Potential Liability and Insurance

          The solid waste management industry involves potentially significant risks of statutory, contractual, and common law liability. The Company carries a broad range of insurance coverage, which the Company considers to be sufficient to meet regulatory and customer requirements and to protect the Company's assets and operations. The Company also obtains additional insurance as required on a contract-by-contract basis. The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts. Nevertheless, an under-insured or completely uninsured claim against the Company, if successful and of a significant amount, could have a material adverse effect on the Company. The Company has, in the past, been able to obtain the types and amounts of insurance necessary to effectively operate.





          By policy, the Company does not deal with or handle hazardous waste, either in its T&R facilities or in connection with its collection routes. However, the Company's T&R facilities are located on former industrial or landfill sites where debris and fill may have accumulated or been deposited by prior owners. Consequently, there is a risk that these facilities may contain contaminants at more than permissible levels caused by the prior owners of the Company's facilities. Environmental studies have been prepared on these facilities by independent engineers engaged by the Company that indicate that these facilities are not violating state and federal standards. The Company does not currently maintain environmental impairment insurance as it believes that it does not require this type of insurance. The Company also believes it is common for solid waste management companies that do not generally participate in the hazardous waste business to forego such insurance, as such insurance is not cost-effective for them to maintain.

      Performance Bonds

          The Company is required, in certain instances, to post performance and payment bonds in connection with contracts or projects with government entities and, to a lesser extent, private sector customers. To date, a significant amount of the Company's revenue has been derived from contracts or projects that required the Company to post such bonds. In addition to performance and payment bond requirements, new or proposed legislation in various jurisdictions requires or will require the posting of substantial bonds. In addition, legislation will require waste management companies to provide further assurances covering the closure, post-closure monitoring, and corrective activities for certain waste management facilities, especially and primarily landfills. The Company's current bonding coverage is $30 million per project, with an aggregate of $100 million. Francis M. Williams, Chairman of the Company, has indemnified the performance bond issuer against default by the Company. There can be no assurance that in the future the Company can obtain bonds in the amounts required or can increase its bonding capacity. To date, the Company has not experienced any difficulty in obtaining such bonds. Management believes that bonding coverages are adequate for the size and scope of projects and contracts being performed.

      Employees

          The Company has approximately 250 full-time employees, 2 of whom are executive officers of the Company, 6 of whom are employed in professional capacities, 43 of whom are employed in administrative capacities, 21 of whom are employed as field supervisors in all of the Company's operations, and 178 of whom are employed in field operations. Field supervisors and employees hired for field operations are hired on a project basis. No employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be satisfactory.





      Item 2.  Properties

          The Company's principal executive offices are located at 1502 Second Avenue - East, Tampa, Florida 33605. The office has been subleased from Kimmins since June 1, 1993, and contains renewal options for subsequent one-year terms. The lease provides for rental payments based on market rental rates. The lease provides that the Company is responsible for all expenses including property taxes, telephone service and trash removal fees, property insurance premiums, other insurance related costs, and all maintenance and repair costs.

          The Company owns and operates the following facilities:

          Clearwater, Pinellas County

             The  Company's Clearwater  facility,  located on  approximately ten acres, is zoned heavy industrial and contains a T&R building of approximately 33,000 square feet with modular office space of approximately 3,000 square feet. The Clearwater facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of $821,000. The note matures on January 1, 1999, and bears interest at
          a rate  of 1 percent  above the lender's  prime rate.   As additional
          security for the lender, the Company executed an assignment of rents and leases in the event of a default under the mortgage.

          Tampa, Hillsborough County

             The Company's Tampa facility is located  on approximately four  and
          one-quarter acres in  downtown Tampa.   The property  is zoned  heavy
          industrial  and  contains an  approximately  15,000  square foot  T&R
          building.    The Tampa  facility is  subject  to a  mortgage securing
          indebtedness  evidenced  by a  promissory  note  with an  outstanding
          principal  amount at  December  31, 1997,  of  $525,000.   This  note
          matures on March 1, 2001, and bears interest at a rate of 1.5 percent above the lender's prime rate.

          Jacksonville, Duval County

              The Company's Jacksonville facility is located on approximately ten acres. The property is zoned light industrial and contains an approximately 37,500 square foot recycling building, 2,000 square feet of office space, and a 1,500 square foot maintenance shop. The Jacksonville facility is subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of $1,314,000. The note matures on January 1, 2012, and bears interest at the rate of 8.75 percent per annum. As additional security for the payments under the notes and the Company's performance of its obligations under the mortgage, the Company executed a modification to the mortgage to assign all rents from the property or to appoint a receiver in the event of a default under the mortgage.





          Miami, Dade County

             The Company's Miami facility is located on approximately four and one-half acres, is zoned industrial, contains an approximately 60,500
          square  foot   T&R  building,  and   contains  an   office  area   of
          approximately 2,500 square feet that is used for its Miami collection operations. The Miami facility is subject to a mortgage, which was
          refinanced  during   1995,  securing  indebtedness  evidenced   by  a
          promissory note with an outstanding principal amount at December 31, 1997, of approximately $828,000. The note matures on July 30, 2003, and bears interest at a rate of 1.5 percent above the prime rate of CitiBank, N.A. As additional security for the lender, the Company executed a conditional assignment of leases, rents, and profits in the event of a default under the mortgage.

          Fort Pierce, St. Lucie County

             The Company's  Fort Pierce facility is located on approximately two
          acres  and is  zoned  heavy industrial.    The facility  contains  an
          approximately 1,000 square foot warehouse and office space of approximately 1,000 square feet. The Fort Pierce facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of approximately $165,000. The note matures on March 1, 1999, and bears interest at a rate of 3.75 percent above the lender's prime rate. The land and building comprising this facility were sold in January 1998. Operations had ceased in this facility on November 1997 when the contract with St. Lucie County was sold. The mortgage was paid in full using proceeds from the sale of the facility. The Company recognized a loss of approximately $90,000 on the sale.

          Lantana, Palm Beach County

             The Company's  Lantana facility  is located  on approximately  five
          acres  and   is  zoned   industrial.     The  facility   contains  an
          approximately  36,000  square  foot   building,  an  office  area  of
          approximately  3,900   square  feet,   and  a  maintenance   shop  of
          approximately 7,000 square feet. The Lantana facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount of approximately $883,000 at December
          31, 1997.   The note matures on October 18,  2010, and bears interest
          at the  rate equal to  the lender's  prime rate.   Operations in  the
          Lantana facility ceased in August 1997.

             The  Company's  cost  for  land,  buildings  and  improvements   is
          approximately $2,011,000. As of December 31, 1997, the Company wrote-down the recorded value of these assets by $500,000, and the facility is for sale.





          Fort Myers, Lee County

             The Company's Fort Myers facility is located on approximately two acres and is zoned industrial. The facility contains a building of approximately 6,400 square feet and office areas of approximately
          2,200 square feet.   The Fort Myers facility, which  began operations
          on October 1, 1995, is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of approximately $323,000. The note matures on August 9, 2000, and bears interest at the rate of 9.25 percent.

             As  a  result  of  the  recently  awarded  solid  waste   franchise
          agreement with the City of Cape Coral, Florida, the Company will require a larger facility to service an increased revenue base. In early 1998, the Company made a bid on a competitor s idle facility, which would meet the Company s expansion needs in the Lee County
          area. The  bid of $700,000 was  for land and buildings.   The Company
          may sell its current facility if its bid for this property is successful.

      Item 3.  Legal Proceedings

          The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material effect on the Company's financial position or results of operations.

          During June 1997, Kimmins Recycling Corp. ("KRC"), St. Lucie County, a political subdivision of the State of Florida, and the City of Fort Pierce, a municipality organized under the laws of the State of Florida, were notified of a class action lawsuit filed in the Nineteenth Judicial Circuit Court of Florida by three residents of St. Lucie County. This action challenged the propriety of certain contract provisions included in KRC's solid waste and recyclable materials collection service agreement with St. Lucie County, which allow KRC to place liens on the property of delinquent service recipients. The court, permitting KRC to file counterclaims against the class members, has with KRC's consent certified the existence of a class. KRC, the county and the city have filed motions for summary judgment against the class plaintiff's claim, which is set to be heard on May 26, 1998. At December 31, 1997, the total amount of lien rights was approximately $474,000.

      Item 4.  Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 1997.





                                       PART II


      Item 5.   Market for the Registrant's Common Equity and
                Related Stockholder Matters

          The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol "TRCW" since August 21, 1995. The Company's Common Stock was traded on the Boston Stock Exchange under the symbol "TRW" from March 25, 1993, to August 21, 1995. Prior to March 25, 1993, the Company's Common Stock was not publicly held or traded. "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transaction, and a range of informational services tailored to the need of the securities industry, investors, and issuers. The Nasdaq Stock Market consists of two distinct market tiers: The Nasdaq National Market and The Nasdaq SmallCap Market. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

          New quantitative maintenance requirements for continued listing on the Nasdaq Stock Market became effective on February 23, 1998. One of the new rules requires that the Company maintain $5,000,000 in market value of public float. Public float is defined as shares that are not held by officers, directors, or other persons who are beneficial owners of more than 10 percent of the total shares outstanding. As of February 20, 1998, the Company's public float was approximately $1,984,000. As part of Nasdaq's review process, the Company was contacted about voluntarily moving the Company's listing to The Nasdaq SmallCap Market. The Company filed the Nasdaq SmallCap Market Transfer Listing Application on February 23, 1998.

          The following table sets forth, for the periods indicated, high and low bid quotations for the Company's Common Stock as reported by Nasdaq.

                              1996                       High      Low
           ------------------------------------------ ---------  ---------

           First quarter . . . . . . . . . . . . . .  $   9.000 $    5.250
           Second quarter  . . . . . . . . . . . . .  $   7.000 $    4.000
           Third quarter . . . . . . . . . . . . . .  $   5.375 $    3.500
           Fourth quarter  . . . . . . . . . . . . .  $   6.000 $    3.500

                              1997                       High      Low
           ------------------------------------------ ---------  ---------

           First quarter . . . . . . . . . . . . . .  $   6.875 $    3.500
           Second quarter  . . . . . . . . . . . . .  $   4.500 $    3.000
           Third quarter . . . . . . . . . . . . . .  $   4.125 $    2.875
           Fourth quarter  . . . . . . . . . . . . .  $   3.750 $    2.125





          The closing price of the Company's stock on March 13, 1998, was $2.50. In addition, as of March 13, 1998, there were 38 holders of record of the Common Stock. Many of such holders are brokers and other institutions holding shares in "street names" for more than one beneficial owner.

      Dividends

          The Company has not paid any cash dividends since its inception, and the Board of Directors does not plan to declare dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company to support the future growth of the Company's business. Certain of the Company's financial institutions' debt agreements contain covenants that prohibit the payment of dividends by the Company without lender approval.

      Recent Sales of Unregistered Securities

          The following information relates to equity securities of the Company issued or sold during the year ended December 31, 1997, that were not registered under the Securities Act in 1993, as amended (the "Securities Act"):

          The Company issued no securities during 1997 that were exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering.





                                       PART III

      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

      Item 10. Directors and Executive Officers of the Registrant

          The directors and executive officers of the Company are as follows:

                    Name                Age               Position
      --------------------------------------- --------------------------------

      Joseph M. Williams  . . . . . .   41    President and Secretary
      Francis M. Williams . . . . . .   56    Chief Executive Officer and
                                               Chairman of the Board of
                                               Directors
      Norman S. Dominiak  . . . . . .   53    Vice President, Chief Financial
                                               Officer, and Treasurer
      R. Donald Finn  . . . . . . . .   54    Director
      Barry W. Ridings  . . . . . . .   46    Director

          All directors of the Company hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board.

          Joseph M. Williams has been President and Chief Executive Officer of the Company since September 1997, Secretary of the Company since November 1992, and Treasurer from November 1992 until May 1995. Mr. Williams has served as Secretary of Kimmins since June 1988. Since November 18, 1991, Mr. Williams has also served as President and has been a Director of Cumberland Holdings, Inc., a holding company whose wholly-owned subsidiaries provide reinsurance for specialty sureties and performance and payment bonds. Since June 1986, Mr. Williams has served as President and Vice President and has been a Director of Cumberland Real Estate Holdings, Inc., a company specializing in property management. Mr. Williams has been employed by Kimmins and its subsidiaries in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph
      M. Williams is the nephew of Francis M. Williams.

          Ira D. Cohen resigned as President of the Company in August 1997.





          Francis M. Williams has been Chairman of the Board of Directors of the Company since November 1992 and President of the Company from July 1, 1994 until July 1996. He has been President and Chairman of the Board of Kimmins since its inception in 1987. From 1981 to 1988, Mr. Williams was the Chairman of the Board and Chief Executive Officer of Kimmins Corp. and its predecessors and was sole owner of K Management Corp., the former parent company of Kimmins Corp. From June 1981 until January 1988, Mr. Williams was the President and a Director of College Venture Equity Corp., a small business investment company. Mr. Williams has also been a Director of the National Association of Demolition Contractors and a member of the Executive Committee of the Tampa Bay International Trade Council.

          Norman S. Dominiak has been the Treasurer of the Company since May 1995 and its Chief Financial Officer since January 1994. Mr. Dominiak served as controller of ThermoCor Kimmins, Inc., a subsidiary of Kimmins, from October 1990 until January 1994. From May 1988 until September 1991, Mr. Dominiak served as Senior Vice President of Creative Edge, a company engaged in the manufacturing and distribution of educational products. From October 1982 until April 1988, Mr. Dominiak served as Senior Vice President of Cecos Environmental Services, Inc., a company engaged in treatment, transportation, and disposal of hazardous waste. From 1965 until 1982, Mr. Dominiak was employed in various financial capacities for the Carborundum Company.

          R. Donald Finn has been a Director of the Company since November 1992. For more than the last five years, Mr. Finn has been a partner in the Law Firm of Gibson, McAskill & Crosby located in Buffalo, New York, where Mr. Finn has practiced law for more than the last 25 years.

          Barry W. Ridings has been a Director of the Company since November 1992. For more than the past five years, Mr. Ridings has been a managing director of the investment banking firm, Alex, Brown & Sons, Inc. Mr.
      Ridings is currently a Director of Norex America, Inc., SubMicron Systems, Inc., Noodle Kidoodle, Inc., New Valley Corp., Search Capital Group, Inc., and Telemundo Group, Inc.

          Set forth below is information regarding certain key employees of the
      Company:

          Michael D. O'Brien, 47, has been employed by the Company (including its predecessor) as Vice President since October 1992. From June 1987 to October 1992, Mr. O'Brien has served as the Regional Manager of the Northeast Region of Kimmins Industrial Service Corp., a wholly-owned subsidiary of Kimmins. From July 1983 to June 1987, Mr. O'Brien served as Vice President of Jordan Foster Scrap Corporation in Buffalo, New York, a company specializing in demolition and preparation of scrap for sale.

          John V. Simon, Jr., 42, has been a Vice President of the Company (including its predecessor) since November 1989. Since May 1981, he has served as President of Kimmins Contracting Corp. He served as a Vice President of Kimmins from July 1985 until October 1988.





          Section 16(a) Beneficial Ownership Reporting Compliance.  Pursuant to
      Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors and any persons holding more than 10 percent of the Company's common stock are required to file with the Securities and Exchange Commission reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 1996, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the Section 16(a) requirements, except that Francis M. Williams filed four Form 4s late to report four transactions.





      Item 11. Executive Compensation

          Summary  Compensation Table.  The  following  table provides  certain summary information concerning compensation paid or accrued by the Company for the chief executive officers for the year ended December 31, 1997. No other executive officers of the Company earned in excess of $100,000 in salary and bonus for the year ended December 31, 1997:

                                      SUMMARY COMPENSATION TABLE
                                                              Long-Term Compensation
                                                           ---------------------------
                                    Annual Compensation           Awards        Payouts
                                 ----------------------    -------------------  -------
                                                                       Securi-
                                                    Other                ties            All
                                                    Annual Restricted   Under-           Other
                                                   Compen-    Stock     lying    LTIP   Compen-
             Name and              Salary   Bonus   sation  Award(s)   Options/ Payouts sation
        Principal Position  Year     ($)      ($)    ($)       ($)     SARs (#)   ($)     ($)
      --------------------- ---- --------  ------- ------- ---------- --------  ---------------
      Francis M. Williams   1997 $ 172,120    $0      $0       $0            0    $0    $996(d)
       Chief Executive   (a)1996 $ 184,810    $0      $0       $0            0    $0    $995(d)
       Officer              1995 $ 271,137    $0      $0       $0            0    $0    $989(d)

      Joseph M. Williams    1997     $0       $0      $0       $0       25,000    $0     $0 (d)
       President and     (b)
       Secretary

      Ira D. Cohen          1997 $  67,660    $0      $0       $0       25,000    $0    $993(d)
       President         (c)1996 $  57,692    $0      $0       $0            0    $0     $0 (d)

      Michael D. O Brien    1997 $ 105,427    $0      $0       $0       25,000    $0    $695(d)
       Vice President       1996 $  95,000    $0      $0       $0            0    $0    $695(d)
                            1995 $  91,261 $13,740    $0       $0        5,000    $0    $695(d)

      (a)  Mr. Francis M. Williams' salary and other compensation are paid by Kimmins.

      (b)  Mr.  Joseph M. Williams   employment commenced  in September 1997.   As  a result, no
           information  regarding compensation  prior  to such  date  is provided  herein.   Mr.
           Williams  salary  and other compensation are  not paid by  the Company; however,  his services are covered by the management fees paid to Kimmins.

      (c)  Mr.  Cohen's employment commenced in July 1996  and terminated in August  1997.  As a result, no information  regarding compensation prior to such date is provided herein.
           The Company bought out Mr. Cohen's options upon his resignation.

      (d)  Represents  the Company's  contribution to  the employee's  account of  the Company's
           401(k) Plan and  premiums paid by the  Company for term life  insurance and long-term
           disability.   These plans,  subject to the  terms and  conditions of  each plan,  are available to all employees.
      /TABLE

            During the year ended December 31, 1997, the services of certain of the Company s officers were provided to the Company by Kimmins and included in an administrative fee of approximately $1,315,000 paid to Kimmins during 1997 for such executive services and other services. Pursuant to the Management Services Agreement, Kimmins provides the services of Messrs. Francis M. Williams, Joseph M. Williams, Norman S. Dominiak, and John V. Simon, Jr., as Chairman of the Board, President and
      Secretary, Treasurer,  and Vice  President of the  Company, respectively, as needed,  as well as  certain financial, accounting, data  processing, and other administrative services,  for an annual fee equal to  the lower of the actual cost of such services or 3.0 percent for 1997 and 1.5 percent for 1996 of the gross revenues of the Company. From the list of executives and key employees, included under Item 10, Directors and Executive Officers, only Mr. Cohen and Mr. O Brien received compensation directly from the Company. During 1995, 1996, and 1997, Mr. Francis M. Williams received salary and other compensation totaling $271,137, $184,810, and $172,120, respectively, from Kimmins for work performed on the behalf of Kimmins and its subsidiaries, including the Company. These amounts were not allocated to any Kimmins subsidiary. The Company and Kimmins estimate that during 1997 approximately 10 percent of the professional time of Francis M. Williams was spent on matters concerning the Company and that the services provided by John V. Simon, Jr., to the Company were essentially incidental to their overall responsibilities to Kimmins and no part of their services was allocable to the Company. The Company estimates that no more than 10 percent of the total professional time of any of such persons in 1997 has been spent on the affairs of the Company, except for Joseph M. Williams and Norman S. Dominiak who spent approximately 50 percent of their total professional time during the second half of 1997 on affairs of the Company.

      1992 Stock Option Plan

          In November 1992, the Company adopted a stock option (the "Option Plan") pursuant to which 250,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either
      (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. ISOs may be granted under the Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not any such director is an employee), employees, or officers of the Company.





          The purpose of the Option Plan is to attract and retain the best available talent and encourage the highest level of performance to serve the best interests of the Company and its shareholders. The Option Plan is administered by the Board of Directors or, at their discretion, by a committee appointed by the Board of Directors to perform such function. The Board of Directors or such committee, as the case may be, within the limitations of the Option Plan, determine, among other things, when to grant options, the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs or non-qualified options, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options. In determining the employees, officers, consultants, and directors to whom options should be granted and the number of shares to be covered by each option, the Board of Directors or committee, as the case may be, will take into account the nature of their duties, their present and potential contributions to the success of the Company, and other such factors as it will deem relevant.

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

          As of December 31, 1997, the Company has granted ten-year options that are exercisable to purchase an aggregate of 160,000 shares. Of such options, options to purchase 27,000 shares were granted to Mr. Michael D. O'Brien and 25,000 shares to Mr. John V. Simon, Jr. Options to purchase 45,000 shares were granted to Joseph M. Williams, and options to purchase 20,000 shares were granted to each of Messrs. Barry W. Ridings and R. Donald Finn. The 70,000 options granted with an exercise price of $5.00 per share were cancelled during 1994 and subsequently reissued during 1994 with an exercise price of $2.00. All options granted to date are exercisable at the rate of 20 percent per year, and become fully vested by December 2002. In addition, 80,000 options granted between May 1, 1995, and October 1, 1997, with exercise prices between $3.12 and $4.38 were canceled during 1997 and subsequently reissued in December 1997 at an exercise price of $2.50.





          Stock Option/SAR Grants in the Last Fiscal Year. No stock options or stock appreciation rights were granted to Mr. Francis M. Williams during the year ended December 31, 1997. During 1997 Mr. Cohen was granted 25,000 options that were canceled effective with his resignation. In addition, Mr. Williams and Mr. Cohen do not have any stock options or stock appreciation rights that were granted in previous years.

                                OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                             Individual Grants
                                --------------------------------------------
                                                                                 Potential
                                                                                Realizable
                                             Percent                              Value at
                                             of Total                          Assumed Annual
                                 Number of   Options/                             Rates of
                                Securities     SARs                             Stock Price
                                Underlying   Granted                            Appreciation
                                 Options/       to     Exercise               for Option Term
                                   SARs     Employees   or Base                     (2)
                                  Granted   in Fiscal    Price    Expiration -----------------
                 Name             (#)(1)       Year    ($/Sh)(1)     Date     5% ($)   10% ($)
       -----------------------  ----------- --------- ---------- ----------  -------- --------
       Joseph M. Williams   (3)      25,000      16.9%$     3.12   09/11/07  $ 49,054 $124,312
       Joseph M. Williams  . .       25,000      16.9%      2.50   12/04/07    39,306   99,609

       Ira D. Cohen  . . .  (4)      25,000      16.9%      4.50   02/01/07    70,751  179,296

       Michael D. O Brien   (3)       2,000       1.4%      3.12   10/01/07     3,924    9,945
       Michael D. O Brien  . .        2,000       1.4%      2.50   12/04/07     3,144    7,969

       R. Donald Finn  . .  (3)       5,000       3.4%      3.12   09/11/07     9,811   24,862
       R. Donald Finn  . . . .        5,000       3.4%      2.50   12/04/07     7,861   19,922
       R. Donald Finn  . . . .       10,000       6.8%      2.50   12/04/07    15,722   39,844

       Barry Ridings . . .  (3)       5,000       3.4%      3.12   09/11/07     9,811   24,862
       Barry Ridings . . . . .        5,000       3.4%      2.50   12/04/07     7,861   19,922
       Barry Ridings . . . . .       10,000       6.8%      2.50   12/04/07    15,722   39,844

       (1)  All options  vest and are  exercisable in 20  percent increments annually for  five years after  the date  of grant.  The exercise  price of  all options  is the  fair market value of the Company's stock at the time of the grant.
       (2)  These amounts represent assumed  rates of appreciation for the market  value of the
            Company's stock from the date  of the grant until the  end of the option  period at rates  arbitrarily set  by the  Securities and  Exchange  Commission. They  are not
            intended to forecast possible  future appreciation in the  Company's stock and  any actual gains on exercise of options are  dependent on the future performance of the
            Company's stock.
       (3)  Canceled and reissued on December 4, 1997, with an exercise price of $2.50.
       (4)  Terminated upon Mr. Cohen's resignation in August 1997.
       /TABLE

            Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-
      End Option/SAR  Values.   No  stock options or  stock appreciation rights
      were granted to Mr.  Francis M. Williams during  the year ended  December
      31, 1997.   During 1997 Mr.  Cohen was granted  25,000 options that  were canceled effective with his resignation. In addition, Mr. Williams and Mr. Cohen do not have any stock options or stock appreciation rights that were granted in previous years. There were no stock options exercised by named executive officers during the fiscal year ended December 31, 1997.

          The following table summarizes the net value realized on the exercise of options in 1996 and the value of outstanding options as of December 31, 1997, for the Named Executives.

                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                 AND FISCAL YEAR-END OPTION/SAR VALUES
                                                                Number of
                                                                Securities        Value of
                                                                Underlying       Unexercised
                                         Shares                Unexercised      In-the-Money
                                        Acquired               Options/SARs    Options/SARs at
                                           on       Value    at Year-End (#)   Year-End ($)(1)
                                        Exercise  Realized     Exercisable/     Exercisable/
                     Name                 (#)        ($)      Unexercisable     Unexercisable
        ------------------------       --------- ---------- ----------------  ----------------
        Joseph M. Williams  . . . . .      0         $0       21,000/24,000     $4,000/$1,000

        Michael D. O Brien  . . . . .      0         $0        19,400/7,600     $4,093/$1,062

        R. Donald Finn  . . . . . . .      0         $0        7,000/13,000      $1,000/$250

        Barry W. Ridings  . . . . . .      0         $0        7,000/13,000      $1,000/$250

        (1) Value is  calculated using the Company's closing stock price on December 31, 1997, of $2.25 per share less the exercise price for such shares.
       /TABLE

                                    TEN YEAR OPTION/SAR REPRICINGS
                                                       Market                        Length of
                                                       Price                         Original
                                         Number of    of Stock   Exercise             Option
                                         Securities   at Time    Price at              Term
                                        Underlining      of      Time of             Remaining
                                          Options/   Repricing  Repricing     New     Date of
                                            SARs         or         or     Exercise  Repricing
                                        Repriced or  Amendment  Amendment    Price      or
                Name            Date    Amended (#)      ($)       ($)        ($)    Amendment
        ------------------------------ ------------ ----------  ---------- -------- ----------
       Joseph M. Williams  .  10/30/94        20,000   $2.00      $5.00      $2.00    4 years
       Secretary              12/04/97        25,000   $2.50      $3.12      $2.50    5 years

       Michael D. O'Brien  .  10/30/94        20,000   $2.00      $5.00      $2.00    4 years
       Vice President         12/04/97         2,000   $2.50      $3.12      $2.50    5 years

       John V. Simon, Jr.  .  10/30/94        20,000   $2.00      $5.00      $2.00    4 years
       Vice President

            Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Company's Board of Directors consists solely of Barry W. Ridings. During the year ended December 31, 1997, Francis M. Williams, the Company's Chairman of the Board of Directors and former President, has served as President and Chairman of the Board of Directors of Kimmins.

          Compensation of Directors. During the year ended December 31, 1997, the Company paid each outside director an annual fee of $5,000 and $1,000 for each board meeting attended. In addition, Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and audit committee meetings.

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

          The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 13, 1998, by (i) each person known by the Company to be the owner of more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Named Executives,
      (iii) each director, and (iv) all executive officers and directors as a group:

                                               Amount and        Percentage of
                                               Nature of          Outstanding
               Name and address                Beneficial        Shares Owned
              of Beneficial Owner            Ownership (1)            (1)
      ---------------------------------- ---------------------- --------------

      Kimmins Corp.
      1501 Second Avenue, East
      Tampa, FL  33605  . . . . . . . .  2,950,000 (2)(3)                 72.8%

      Francis M. Williams
      1501 Second Avenue, East
      Tampa, FL  33605  . . . . . . . .  3,206,300 (2)(3)(4)              79.1%

      Joseph M. Williams
      1501 Second Avenue, East
      Tampa, FL  33605  . . . . . . . .     21,000 (5)                   *

      Barry W. Ridings  . . . . . . . .     22,000 (6)                   *

      R. Donald Finn  . . . . . . . . .      7,000 (7)                   *

      John V. Simon, Jr.  . . . . . . .     24,000 (8)                   *

      All officers and directors                   (2)(3)(4)
         as a group (6 persons) . . . .  3,304,700 (5)(6)(7)(8)           81.0%
      ----------------------------------
      *  Less than 1 percent

      (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty days upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other person), which are exercisable within sixty days, have been exercised.

      (2) Represents 2,950,000 shares of Common Stock owned of record and beneficially by Kimmins. Kimmins has sole voting and investment power with respect to all shares of Common Stock beneficially owned by it. Mr. Francis M. Williams, the Company's Chairman, beneficially owns approximately 61.5 percent of the total voting shares of Kimmins and, accordingly, controls Kimmins. As of March 13, 1998, all executive officers and directors of the Company as a group, including Mr. Francis M. Williams, beneficially own an aggregate of approximately 67.2 percent of the voting shares of Kimmins.





      (3) Excludes 400,652 shares issuable upon the conversion of the Kimmins Note. See Item 13, "Certain Relationships and Related Transactions."

      (4) Includes 100,000 shares that Mr. Francis M. Williams acquired upon the consummation of the Company's initial public offering during March 1993; 142,300 shares owned directly by Mr. Francis M. Williams; 6,000 shares owned by Mr. Williams' wife; and 8,000 shares owned by Mr. Williams' children.

      (5) Represents 21,000 shares that may be purchased by Mr. Williams pursuant to immediately exercisable options. Does not include 24,000 shares issuable to him upon exercise of options vesting at various times commencing in October 1998.

      (6) Includes 15,000 shares owned by Mr. Ridings, and 7,000 shares that may be purchased by Mr. Ridings pursuant to immediately exercisable options. Does not include 13,000 shares issuable to him upon exercise of options vesting at various times commencing in October 1998.

      (7) Represents 7,000 shares that may be purchased by Mr. Finn pursuant to immediately exercisable options. Does not include 13,000 shares issuable to him upon exercise of options vesting at various times commencing in October 1998.

      (8) Includes 5,000 shares  owned by Mr. Simon and 19,000  shares that may be  purchased  by  Mr.  Simon  pursuant  to  immediately  exercisable options.  Does not include 6,000 shares issuable to him upon exercise of  options vesting at various times commencing in October 1998. Also includes 19,400 shares  and 5,000 shares that may be purchased by Mr.
          O'Brien and Mr. Dominiak pursuant to immediately exercisable options.





                                      SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



                                        TRANSCOR WASTE SERVICES, INC.




      Date:  April 17, 1998         By: /s/ Joseph M. Williams
       ----------------------------     ---------------------------------------
                                        Joseph M. Williams
                                        President and Secretary


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date:  April 17, 1998             /s/ Francis M. Williams
       ----------------------------     ---------------------------------------
                                        Francis M. Williams
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)



      Date:  April 17, 1998             /s/ Norman S. Dominiak
       ----------------------------     ---------------------------------------
                                        Norman S. Dominiak
                                        Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Accounting
                                         and Financial Officer)


      Date:  April 17, 1998             /s/ R. Donald Finn
       ----------------------------     ---------------------------------------
                                        R. Donald Finn, Director



      Date:  April 17, 1998             /s/ Barry W. Ridings
       ----------------------------     ---------------------------------------
                                        Barry W. Ridings, Director