Form 10-K/A
period 1997-12-31
TRANSCOR WASTE SERVICES INC
filed 1998-07-06
CIK 894096

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                        -------------------------------------
                                      FORM 10-K/A

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

                                Yes  [ ]     No   [X]

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

           As of March 13, 1998, there were 4,000,000 shares of Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998, was $1,984,000.

                        -------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

                                         NONE

                            TRANSCOR WASTE SERVICES, INC.

                                      Form 10-K/A

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
        Item 4  Submission of Matters to a vote
                  of Security Holders . . . . . . . . . . . . . . . . . . . . 9

      PART II
        Item 5  Market for the Registrant's Common Equity
                  and Related Stockholder Matters . . . . . . . . . . . . . . 9
        Item 6  Selected Financial Data   . . . . . . . . . . . . . . . . .  10
        Item 7  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations . . . . . . . . . . . . . . . . . .  11
        Item 8  Financial Statements and Supplementary Data   . . . . . . .  18

      PART III
        Item 9  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures . . . . . . . . .  36
        Item 10 Directors and Executive Officers of the Registrant  . . . .  36
        Item 11 Executive Compensation  . . . . . . . . . . . . . . . . . .  38
        Item 12 Security Ownership of Certain Beneficial Owners
                  and Management  . . . . . . . . . . . . . . . . . . . . .  42
        Item 13 Certain Relationships and Related Transactions  . . . . . .  43

      PART IV
        Item 14 Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  45

          Note: The discussions in this Form 10-K/A contain forward looking statements that involve risks and uncertainties. The actual results of TransCor Waste Services, Inc., and subsidiaries (the "Company") could
      differ significantly from  those set  forth herein.   Factors that  could
      cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management s Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K/A. Statements contained in this Form 10-K/A that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company s actual results for 1997 and beyond to differ materially from those expressed or implied in any forward looking statements made
      by,  or  on  behalf of,  the  Company.   These  factors  include, without
      limitation, those listed in "Risk Factors" in the Company s Registration Statement on Form S-3 (File No. 33-54640).

                                        PART I
      Item 1.  Business

      THE COMPANY

          TransCor Waste Services, Inc. (the Company ) provides solid waste management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company currently owns and operates fully-permitted construction and demolition ( C&D ) transfer and recycling ( T&R ) facilities in four of the largest metropolitan regions in the state of Florida: Jacksonville, Clearwater, Tampa, and Miami. In addition to its T&R operations, the Company collects and disposes of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions, and it provides residential garbage collection services for several municipalities in Lee County and Hillsborough County, Florida. The Company also engages, pursuant to several municipal contracts, in the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass. The Company also provides demolition and other related services in conjunction with, and as an economic complement to, its solid waste management services.

          The Company was incorporated under the laws of the State of Florida on November 6, 1992. The Company is a subsidiary of Kimmins Corp. ( Kimmins ), a publicly-held New York Stock Exchange listed company that provides specialty contracting services. Kimmins owns 74 percent of the outstanding stock of the Company.

      Company Services

          Transfer and Recycling Operations

             The Company currently owns and operates fully permitted T&R facilities in four Florida metropolitan regions, which include
          Clearwater   (Pinellas   County),   Tampa    (Hillsborough   County),
          Jacksonville (Duval County), and  Miami (Dade County).  Non-hazardous
          C&D  debris,  and  occasionally   where  permitted,  yard  waste  are
          deposited  by both  the  Company s  own  collection vehicles  and  by
          outside   third  parties,   including   competitive  waste   disposal
          companies. Waste material deposited at the Company s facilities is first weighed on a computerized scale to determine the fee to be paid
          to  the Company.   Then  the recyclable  waste is  segregated  by the
          Company for  resale  or donation.    The non-recyclable  material  is
          compacted, transferred to trailers, and transported by third-party haulers to landfills for disposal.

             Because the Company s permits allow it to segregate and recycle part of the C&D debris and yard waste accepted at its T&R facilities (thereby decreasing the Company s landfill disposal costs) and the Company can haul economically the non-recyclable waste to outlying rural landfills (where disposal fees are much lower than those charged by urban disposal facilities), the Company is frequently able to charge lower rates at its T&R facilities than those charged by landfill operators in the same vicinities. In addition, disposal of debris at the Company s T&R facilities generally requires less time and causes less damage to waste collection vehicles than landfill
          disposal.   At  landfills, haulers  of all types  of solid  waste and
          debris must converge on the same weigh stations and must often travel up to two to three miles over temporary, debris-laden roads and
          contend with  hard-to-maneuver tipping conditions.   In contrast, the
          Company s T&R facilities, which generally accept C&D debris and yard waste primarily, are only approximately four acres in size and provide haulers with flat concrete-finished surfaces for driving and
          tipping.   As  a result,  the Company  believes those  waste haulers, including those in competition with the Company s own collection services, are provided strong economic and other incentives for disposing of their C&D debris and yard waste at the Company s T&R facilities.

             Laws  requiring recycling  or the  achievement of  recycling  goals have already been  passed and  continue to be  passed throughout  the
          United  States,  including the  state of  Florida.   These  laws have
          resulted from problems associated with the disposal  of an increasing volume of solid waste, and  the Company believes that more  state and local governments  will mandate  recycling of reusable  materials and the composting of yard  waste.  The Company currently  segregates and recycles C&D debris, and occasionally where  permitted, yard waste at
          all  four  of its  T&R  facilities.   In  addition,  pursuant to  its
          contracts  with the City  of Tampa, Lee  County, Hillsborough County, and other  municipalities, the Company provides  residential curbside collection of a variety  of already  segregated recyclable  material,

          including  newspapers, cardboard,  plastic, metals,  and glass.   The
          Company disposes of all of the recyclable material it collects to processors or manufacturers or other recyclers.

             The Company s T&R facilities also are used to provide maintenance, parking, and fueling of the Company s truck fleet and a base of operations for its regional administrative personnel.

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

             For the years ended December 31, 1995, 1996 and 1997, St. Lucie County, Florida, provided approximately 8 percent, 7 percent, and 5 percent, respectively, of the Company s revenue pursuant to a five-year agreement entered into between the Company and St. Lucie County
          in  January  1994  (the  St.  Lucie  Contract ).    Pursuant to  such
          agreement, the Company provided solid waste collection services to St. Lucie, including the collection of waste, yard waste, and
          recyclable  materials  from  residential  customers.   The  Company s
          collection fees are calculated according to specified rates and vary with the type of waste collected and the method in which collection
          services  are performed.   The  Company sold  the St.  Lucie Contract
          during 1997 and the related land and buildings during 1998.

             For the years ended December 31, 1995, 1996, and 1997, the City of Tampa, Florida, provided approximately 1 percent, 6 percent, and 7 percent, respectively, of the Company s revenue pursuant to a five-year agreement entered into between the Company and the City of Tampa
          in August  1995 (the   City of Tampa  Contract ).   Pursuant to  such
          agreement, the Company provides solid waste collection services to the City of Tampa, including the collection of waste and recyclable
          materials from  residential and commercial customers.   The Company s
          collection fees are calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed.

             For the years ended December 31, 1995, 1996 and 1997, Lee County, Florida, provided approximately 2 percent, 8 percent, and 6 percent, respectively, of the Company s revenue pursuant to a five-year agreement entered into between the Company and Lee County in April
          1995  (the  Lee County Contract ).   Pursuant to  such agreement, the
          Company provides solid waste collection services to Lee County, including the collection of waste and recyclable materials from
          residential and commercial customers.   The Company s collection fees
          are calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed.

             For  the  year  ended  December  31,  1997,  Hillsborough   County,
          Florida, provided approximately 3 percent of the Company s revenue pursuant to an eight-year agreement entered into between the Company and Hillsborough County in 1997 (the Hillsborough County Contract ).
          Pursuant  to  such  agreement,   the  Company  provided  solid  waste
          collection  services to Hillsborough County, including the collection
          of waste  and  recyclable materials from residential customers.   The
          Company s collection fees are calculated according to specified rates and vary with the type of waste collected and the method in which collection services are performed. As a result of the Hillsborough residential contract, the Company is allowed to compete with two other waste service providers for the commercial and industrial waste collection business.

          Commercial and Industrial Waste Collection

             The Company provides commercial and industrial non-hazardous solid waste collection services to customers who are serviced by the Company s route collection system at agreed upon schedules or upon
          the  customer s  request.     Commercial  and   industrial  customers
          generally use waste containers and/or compactors provided by the Company. Commercial customers use containers that range in size from one to eight cubic yards or compactor boxes that range in size from twenty to forty cubic yards. Compactor boxes are used with customer or Company-owned compactors, which are designed to reduce the volume
          of  stored  waste,  thereby   permitting  less  frequent  collection.
          Commercial containers are lifted and  the waste contents are unloaded
          into  the  Company s  collection   trucks  at  the  customer s  site.
          Industrial customers  use  roll-off   waste containers that  range in
          size  from 10  to 40  cubic yards.   Filled  roll-off containers  are
          collected and replaced by empty containers by the Company s roll-off trucks.

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

          Demolition Services

             The  Company  provides   demolition  services  for  commercial  and
          residential customers.   Its  demolition services include  the razing
          and dismantling of facilities and structures, the recovery of demolished material for reuse and recycling, and the disposal of non-recycled demolition debris. The typical demolition projects of the
          Company  are   single  and  multistory  urban   buildings  and  small
          warehouses, manufacturing plants, and other facilities. The Company enters into separate demolition contracts for each project, which are usually for a term of less than six months and, to date, have ranged
          in  amounts  from  $1,500 to  $1,775,000.    In  connection with  the
          Company s demolition  activities, the Company uses  equipment such as
          bulldozers,  front-end  wheel  loaders,   and  roll-off  trucks   and
          containers, all of which are stored at the Company s T&R facilities. By pursuing demolition projects in its existing markets, the Company can use its T&R facilities to reduce the costs of demolition waste disposal, which is traditionally one of the most significant costs associated with demolition projects.

          Other Services and Arrangements

             The  Company can  provide  certain other  specialized  solid  waste
          management  services involving  particular needs  of customers.   The
          Company s specialized services include using Company-owned trucks and
          loaders   to  remove  waste  from  demolished  buildings,  burned-out structures, and closed scrap yards and to clean customer sites after natural disasters, such as Hurricane Andrew in South Florida and the tornadoes in the Pinellas County, Florida, area.

      Sales and Marketing

          In management s view, both the Company s current T&R operations and its collection and disposal operations still have growth capacity. Consequently, the Company has increased its sales and marketing efforts on attracting potential customers to its T&R facilities by emphasizing the perceived economic and environmental benefits associated with such use and on obtaining additional collection routes within its operating regions. To date, the Company s sales and marketing activities principally have been conducted through the efforts of the Company s management and its in-house sales staff. However, during the fourth quarter of 1996, the Company implemented a program to hire and train additional sales personnel for its T&R facilities to support the commercial and industrial markets. This sales force operates on an incentive-based, industry-standard compensation program that management believes will yield an increase in revenue growth through 1997 and beyond. In conjunction with the increased sales effort, the Company implemented an aggressive advertising program.

          The Company generally obtains solid waste collection contracts for its services or for the operation of certain solid waste management facilities through the process of competitive bidding, purchase orders, or negotiations. The Company s marketing efforts include selling door to door, monitoring trade journals and other industry sources for bid solicitations by various entities, including government authorities and related instrumentalities, and responding to such bid solicitations, which may include requests for proposals ( RFPs ) and requests for qualifications ( RFQs ). The Company also attempts to be included on lists of qualified bidders frequently contained in RFPs and RFQs. In response to an RFP or RFQ, the soliciting entity requires a written response within a specified period. Generally, in the case of an RFP, a bidder submits a proposal detailing its qualifications, the services to be provided, and the cost of the services to the soliciting entity; and then such entity, based on its evaluation of the proposals submitted, awards the contract to the successful bidder. In the case of an RFQ, a bidder submits a response describing its experience and qualifications. The soliciting entity then selects the bidder believed to be the most qualified and negotiates all the terms of the contract, including the cost of the services. The Company s single largest contract was derived through competitive bidding, and the Company expects that future significant customers will be obtained through competitive bidding. The Company also has obtained customers through recommendations and referrals from existing customers.

      Competition

          Although developments in the waste management industry have resulted in the emergence of large private and public solid waste management companies and in consolidating trends in the industry, the solid waste management business is characterized by intense competition. The Company believes that no single company has a dominant market share of the solid waste management business in the United States or Florida. Although competition varies by locality and type of service, the Company s principal sources of competition are local and regional waste management companies of varying size, which primarily provide collection or disposal services to customers in a limited geographic area; large regional and national waste management companies, which operate over more extensive geographic areas that provide completely integrated waste management services, own or operate disposal sites, and engage in various transfer and resource recovery activities; and counties and municipalities that maintain their own waste collection and disposal services for residents and businesses in the locality. National companies that compete against the Company include, among others, Browning-Ferris Industries, Republic Waste Industries, and the combining U.S.A. Waste and Waste Management, Inc. Several competitors are or have been customers of the Company s transfer and recycling facilities. Many of the Company s competitors are well established and have much greater marketing, financial, and other resources than the Company. In addition, the counties and municipalities that compete with the Company often have financial advantages due to their access to tax revenues and tax-exempt financing.

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

          The solid waste management business is subject to extensive and frequently evolving federal, state, and local laws and substantial regulation under these laws by governmental agencies, including the United States Environmental Protection Agency (the EPA ), various state agencies, and county and local authorities acting in conjunction with and independently of such federal and state entities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution and requirements that regulate health, safety, zoning, and land use. Solid waste management companies are required to obtain and maintain state and local government permits in connection with a significant part of their operations. Operating permits generally are required for solid waste management facilities (such as landfills and recycling operations), transfer stations and certain vehicles, and these permits are subject to revocation, modification, and renewal.

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

          The federal statutes of most importance to the Company are the Resource Conservation and Recovery Act of 1976, as amended, and the EPA s
      implementing  regulations (collectively,   RCRA ), and  the Comprehensive
      Environmental  Response,  Compensation  and  Liability Act  of  1980,  as
      amended,  ( CERCLA ).   RCRA  establishes a  comprehensive framework  for
      state and federal regulation of solid and hazardous waste management. It seeks to prevent the release into the environment of hazardous waste
      through  the  development  of  solid  waste  management   plans  and  the
      regulation of the generation, treatment, transport, storage, and disposal
      of hazardous wastes.   It also establishes a program  to ensure that non-
      hazardous  wastes   are  disposed   of   in  environmentally   controlled
      facilities.    While  RCRA was  implemented  to  prevent  the release  of hazardous wastes into the environment, CERCLA was designed to establish a
      national   strategy   to   remediate   or   improve  existing   hazardous
      environmental conditions. CERCLA establishes liability for cleanup costs and environmental damages for current and former facility owners and
      operators   and  persons   who  generate,   transport,  or   arrange  for
      transportation  of  hazardous substances  for  disposal  at a  particular
      facility.   Most states, including Florida, have statutes similar to RCRA and CERCLA that regulate the handling of hazardous substances, hazardous wastes, and non-hazardous wastes. Many such statutes impose requirements
      that are more  stringent than  their federal counterparts.   The  Company
      could be subject to substantial liability under these statutes to private parties and governmental entities, in some instances without any fault, for fines, remediation costs, and environmental damage because of the

      mishandling, release, or existence of any hazardous substances at any of its facilities or the improper operation of such facilities.

          Certain states have recently implemented or are implementing legislation that mandates recycling as an integral part of their solid waste management programs. In 1988, the state of Florida enacted a law that requires each county in the state to recycle 30 percent of its total municipal solid waste stream by 1994. In addition, many other states have adopted similar recycling legislation. Although the Company believes that such legislation has a beneficial impact on the Company s existing business, to the extent that the Company executes its expansion plans and acquires or develops one or more landfills, recycling legislation would reduce the total volume of waste that would otherwise be available for disposal. The Company currently recycles certain waste at all four of its T&R facilities and collects recyclable material for its commercial, industrial, and residential customers.

          Amendments to existing statutes and regulations, changes in regulatory policies, adoption of new statutes and regulations, and the Company s expansion into other jurisdictions and solid waste management services could require the Company and others in the industry to continually modify solid waste disposal facilities and alter methods of operations at costs that would likely be substantial, which could adversely affect the Company. In addition, the Company is and will be required to obtain and maintain government permits in connection with almost every aspect of its operations, including its operation of its transfer stations or future proposed solid waste management facilities. The permits range in length from one year to five years and all may be renewed upon expiration. The Company believes that it is in substantial compliance with all federal, state, and local laws and regulations that govern its material operations.

      Potential Liability and Insurance

          The solid waste management industry involves potentially significant risks of statutory, contractual, and common law liability. The Company carries a broad range of insurance coverage, which the Company considers to be sufficient to meet regulatory and customer requirements and to protect the Company s assets and operations. The Company also obtains additional insurance as required on a contract-by-contract basis. The Company attempts to operate in a professional and prudent manner and to reduce its liability risks through specific risk management efforts. Nevertheless, an under-insured or completely uninsured claim against the Company, if successful and of a significant amount, could have a material adverse effect on the Company. The Company has, in the past, been able to obtain the types and amounts of insurance necessary to effectively operate.

          By policy, the Company does not deal with or handle hazardous waste, either in its T&R facilities or in connection with its collection routes. However, the Company s T&R facilities are located on former industrial or landfill sites where debris and fill may have accumulated or been deposited by prior owners. Consequently, there is a risk that these facilities may contain contaminants at more than permissible levels caused by the prior owners of the Company s facilities. Environmental studies have been prepared on these facilities by independent engineers engaged by the Company that indicate that these facilities are not violating state and federal standards. The Company does not currently maintain environmental impairment insurance as it believes that it does not require this type of insurance. The Company also believes it is common for solid waste management companies that do not generally participate in the hazardous waste business to forego such insurance, as such insurance is not cost-effective for them to maintain.

      Performance Bonds

          The Company is required, in certain instances, to post performance and payment bonds in connection with contracts or projects with government entities and, to a lesser extent, private sector customers. To date, a significant amount of the Company s revenue has been derived from contracts or projects that required the Company to post such bonds. In addition to performance and payment bond requirements, new or proposed legislation in various jurisdictions requires or will require the posting of substantial bonds. In addition, legislation will require waste management companies to provide further assurances covering the closure, post-closure monitoring, and corrective activities for certain waste management facilities, especially and primarily landfills. The Company s current bonding coverage is $30 million per project, with an aggregate of $100 million. Francis M. Williams, Chairman of the Company, has indemnified the performance bond issuer against default by the Company. There can be no assurance that in the future the Company can obtain bonds in the amounts required or can increase its bonding capacity. To date, the Company has not experienced any difficulty in obtaining such bonds. Management believes that bonding coverages are adequate for the size and scope of projects and contracts being performed.

      Employees

          The Company has approximately 250 full-time employees, 2 of whom are executive officers of the Company, 6 of whom are employed in professional capacities, 43 of whom are employed in administrative capacities, 21 of whom are employed as field supervisors in all of the Company s operations, and 178 of whom are employed in field operations. Field supervisors and employees hired for field operations are hired on a project basis. No employees are covered by collective bargaining agreements. The Company considers its relationship with its employees to be satisfactory.

      Item 2.  Properties

          The Company s principal executive offices are located at 1502 Second Avenue - East, Tampa, Florida 33605. The office has been subleased from Kimmins since June 1, 1993, and contains renewal options for subsequent one-year terms. The lease provides for rental payments based on market rental rates. The lease provides that the Company is responsible for all expenses including property taxes, telephone service and trash removal fees, property insurance premiums, other insurance related costs, and all maintenance and repair costs.

          The Company owns and operates the following facilities:

          Clearwater, Pinellas County

             The  Company s Clearwater  facility,  located on  approximately ten acres, is zoned heavy industrial and contains a T&R building of approximately 33,000 square feet with modular office space of approximately 3,000 square feet. The Clearwater facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of $821,000. The note matures on January 1, 1999, and bears interest at
          a rate  of 1 percent  above the lender s  prime rate.   As additional
          security for the lender, the Company executed an assignment of rents and leases in the event of a default under the mortgage.

          Tampa, Hillsborough County

             The Company s Tampa facility is located  on approximately four  and
          one-quarter acres in  downtown Tampa.   The property  is zoned  heavy
          industrial  and  contains an  approximately  15,000  square foot  T&R
          building.    The Tampa  facility is  subject  to a  mortgage securing
          indebtedness  evidenced  by a  promissory  note  with an  outstanding
          principal  amount at  December  31, 1997,  of  $525,000.   This  note
          matures on March 1, 2001, and bears interest at a rate of 1.5 percent above the lender s prime rate.

          Jacksonville, Duval County

             The  Company s  Jacksonville facility  is located  on approximately
          ten acres.   The property is zoned  light industrial and  contains an
          approximately 37,500 square foot recycling building, 2,000 square feet of office space, and a 1,500 square foot maintenance shop. The Jacksonville facility is subject to a mortgage, securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of $1,314,000. The note matures on January 1, 2012, and bears interest at the rate of 8.75 percent per annum. As additional security for the payments under the notes and the Company s performance of its obligations under the mortgage, the Company executed a modification to the mortgage to assign all rents from the property or to appoint a receiver in the event of a default under the mortgage.

          Miami, Dade County

             The Company s Miami facility is located on approximately four and one-half acres, is zoned industrial, contains an approximately 60,500
          square  foot   T&R  building,  and   contains  an   office  area   of
          approximately 2,500 square feet that is used for its Miami collection operations. The Miami facility is subject to a mortgage, which was
          refinanced  during   1995,  securing  indebtedness  evidenced   by  a
          promissory note with an outstanding principal amount at December 31, 1997, of approximately $828,000. The note matures on July 30, 2003, and bears interest at a rate of 1.5 percent above the prime rate of CitiBank, N.A. As additional security for the lender, the Company executed a conditional assignment of leases, rents, and profits in the event of a default under the mortgage.

          Fort Pierce, St. Lucie County

             The Company s  Fort Pierce facility is located on approximately two
          acres  and is  zoned  heavy industrial.    The facility  contains  an
          approximately 1,000 square foot warehouse and office space of approximately 1,000 square feet. The Fort Pierce facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of approximately $165,000. The note matures on March 1, 1999, and bears interest at a rate of 3.75 percent above the lender s prime rate. The land and building comprising this facility were sold in January 1998. Operations had ceased in this facility on November 1997 when the contract with St. Lucie County was sold. The mortgage was paid in full using proceeds from the sale of the facility. The Company recognized a loss of approximately $90,000 on the sale.

          Lantana, Palm Beach County

             The Company s  Lantana facility  is located  on approximately  five
          acres  and   is  zoned   industrial.     The  facility   contains  an
          approximately  36,000  square  foot   building,  an  office  area  of
          approximately  3,900   square  feet,   and  a  maintenance   shop  of
          approximately 7,000 square feet. The Lantana facility is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount of approximately $883,000 at December
          31, 1997.   The note matures on October 18,  2010, and bears interest
          at the  rate equal to  the lender s  prime rate.   Operations in  the
          Lantana facility ceased in August 1997.

             The  Company s  cost  for  land,  buildings  and  improvements   is
          approximately $2,011,000. As of December 31, 1997, the Company wrote-down the recorded value of these assets by $500,000, and the facility is for sale.

          Fort Myers, Lee County

             The Company s Fort Myers facility is located on approximately two acres and is zoned industrial. The facility contains a building of approximately 6,400 square feet and office areas of approximately
          2,200 square feet.   The Fort Myers facility, which  began operations
          on October 1, 1995, is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1997, of approximately $323,000. The note matures on August 9, 2000, and bears interest at the rate of 9.25 percent.

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

      Item 3.  Legal Proceedings

          The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material effect on the Company s financial position or results of operations.

          During June 1997, Kimmins Recycling Corp. ( KRC ), St. Lucie County, a political subdivision of the State of Florida, and the City of Fort Pierce, a municipality organized under the laws of the State of Florida, were notified of a class action lawsuit filed in the Nineteenth Judicial Circuit Court of Florida by three residents of St. Lucie County. This action challenged the propriety of certain contract provisions included in KRC s solid waste and recyclable materials collection service agreement with St. Lucie County, which allow KRC to place liens on the property of delinquent service recipients. The court, permitting KRC to file counterclaims against the class members, has with KRC's consent certified the existence of a class. KRC, the county, and the city have filed motions for summary judgement against the class plaintiff's claim, which is set to be heard on May 26, 1998. At December 31, 1997, the total amount of lien rights was approximately $474,000.

      Item 4.  Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                       PART II


      Item 5. Market for the Registrant s Common Equity and Related Stockholder Matters

          The Company s Common Stock has been traded on The Nasdaq Stock Market under the symbol TRCW since August 21, 1995. The Company s Common Stock was traded on the Boston Stock Exchange under the symbol TRW from March 25, 1993, to August 21, 1995. Prior to March 25, 1993, the Company s Common Stock was not publicly held or traded. The Nasdaq Stock Market or Nasdaq is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transaction, and a range of informational services tailored to the need of the securities industry, investors, and issuers. The Nasdaq Stock Market consists of two distinct market tiers: The Nasdaq National Market and The Nasdaq SmallCap Market. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc.

          New quantitative maintenance requirements for continued listing on the Nasdaq Stock Market became effective on February 23, 1998. One of the new rules requires that the Company maintain $5,000,000 in market value of public float. Public float is defined as shares that are not held by officers, directors, or other persons who are beneficial owners of more than 10 percent of the total shares outstanding. As of February 20, 1998, the Company s public float was approximately $1,984,000. As part of Nasdaq s review process, the Company was contacted about voluntarily moving the Company s listing to The Nasdaq SmallCap Market. The Company filed the Nasdaq SmallCap Market Transfer Listing Application on February 23, 1998.

          The following table sets forth, for the periods indicated, high and low bid quotations for the Company s Common Stock as reported by NASDAQ.

                              1996                   High      Low

               First quarter . . . . . . . . . .  $   9.000  $  5.250
               Second quarter  . . . . . . . . .  $   7.000  $  4.000
               Third quarter . . . . . . . . . .  $   5.375  $  3.500
               Fourth quarter  . . . . . . . . .  $   6.000  $  3.500

                              1997                   High      Low

               First quarter . . . . . . . . . .  $   6.875  $  3.500
               Second quarter  . . . . . . . . .  $   4.500  $  3.000
               Third quarter . . . . . . . . . .  $   4.125  $  2.875
               Fourth quarter  . . . . . . . . .  $   3.750  $  2.125

          The closing price of the Company s stock on March 13, 1998, was $2.50. In addition, as of March 13, 1998, there were 38 holders of record of the Common Stock. Many of such holders are brokers and other institutions holding shares in street names for more than one beneficial owner.

      Dividends

          The Company has not paid any cash dividends since its inception, and the Board of Directors does not plan to declare dividends in the foreseeable future. It is the present intention of the Company s Board of Directors to retain all earnings in the Company to support the future growth of the Company s business. Certain of the Company s financial institutions debt agreements contain covenants that prohibit the payment of dividends by the Company without lender approval.

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

          The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to the Consolidated Financial Statements beginning on page 25.

      Historical Operating Statement Data:

                                           Year Ended December 31,
                                    (In thousands, except per share data)
                               -------------------------------------------------
                                 1993      1994      1995     1996      1997
                               --------- --------- --------- --------- ---------

      Revenue . . . . . . . .  $ 24,909  $ 29,007 $ 41,119  $ 44,193  $ 43,830
      Expenses:
       Operating expenses . .    17,483    22,431   30,462    33,587    33,348
       Depreciation . . . . .     1,439     1,866    2,288     3,309     3,625
       Selling, general, and
        administrative
        expenses  . . . . . .     2,361     3,459    5,047     6,134     7,726
       Management fee to
        affiliate . . . . . .       374       435      617       671     1,315
      Operating income
       (loss) . . . . . . . .     3,252       816    2,704       492    (2,184)
      Interest expense  . . .       814       547      548     1,354     1,138
      Net income (loss) . . .     1,500       166    1,316      (526)   (2,064)
      Net income (loss) per
       share:
        Basic . . . . . . . .  $    .40  $    .04 $    .33  $   (.13) $   (.52)
        Diluted . . . . . . .  $    .37  $    .04 $    .32  $   (.13) $   (.52)
      Weighted average number
       of shares of common
       stock used in the
       calculation:
        Basic . . . . . . . .     3,776     4,025    3,994     3,998     4,000
        Diluted . . . . . . .     4,359     4,025    4,049     3,998     4,000

      Dividends per share . .      None      None     None      None      None

      Historical Balance Sheet Data:
                                                 December 31,
                                                (In thousands)
                               -------------------------------------------------
                                 1993      1994      1995     1996      1997
                               --------- --------- --------- --------- ---------

      Total assets  . . . . .  $ 31,455  $ 30,241 $ 46,851  $ 45,642  $ 41,847
      Working capital
       (deficiency) . . . . .     2,684     2,643     (301)   (3,200)   (2,646)
      Long-term obligations,
       net of current
       maturities . . . . . .    10,309     8,691   17,972    16,807    16,392
      Stockholders' equity  .    12,087    12,318   13,585    13,119    11,055

      Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

      Results of Operations

          The following table sets forth, for the periods indicated, the percentage of revenue represented by certain items reflected in the Company's operations statement data:

                                               Year Ended December 31,
                                      -----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------

      Revenue . . . . . . . . . . . .       100.0%        100.0%        100.0%
      Expenses:
       Operating expenses . . . . . .        74.1%         76.0%         76.1%
       Depreciation . . . . . . . . .         5.6%          7.5%          8.3%
       Selling, general, and
        administrative expenses . . .        12.3%         13.9%         17.6%
       Management fee to affiliate  .         1.5%          1.5%          3.0%
                                      ------------- ------------- -------------
      Operating income  . . . . . . .         6.5%          1.1%         (5.0%)
      Interest expense  . . . . . . .         1.3%          3.1%          2.6%
      Income (loss) before provision  ------------- ------------- -------------
       for income taxes (benefit) . .         5.2%         (2.0%)        (7.6%)
      Provision for income taxes
       (benefit)  . . . . . . . . . .         2.0%         (0.8%)        (2.9%)
                                      ------------- ------------- -------------
      Net income (loss) . . . . . . .         3.2%         (1.2%)        (4.7%)
                                      ============= ============= =============

      Year ended December 31, 1997, Compared to Year Ended December 31, 1996

          Total revenue for the year ended December 31, 1997, was $43,830,000, representing an decrease of $363,000, or approximately 1 percent, from $44,193,000 for the year ended December 31, 1996. The net decrease in total revenue of $363,000 is attributable to the loss of solid waste management service revenues associated with the transfer and recycling operations of approximately $2,637,000, waste paper wholesaling of approximately $1,471,000, and other solid waste management services of $1,515,000. These decreases are partially offset by increases in commercial roll-off container service of $3,540,000 and demolition contracting services of $1,720,000.

          The loss of revenue associated with the transfer and recycling operations is mainly attributable to a decrease of approximately
      $2,000,000 in the Company s Jacksonville operations as a result of the city's lower landfill disposal charges and a newly enacted franchise fee of 12 percent in Duval County, which made the Company s Jacksonville T&R facility less competitive to outside third party waste disposal companies.

          The loss of revenue associated with waste paper sales is the result of the Company s management deciding to exit the paper commodities business because of decreases in the price of waste paper and the closure of its Palm Beach County facility.

          The loss of revenue associated with other solid waste management services is the result of market pricing pressures and sales of customer contracts associated with the Company s residential services contract with St. Lucie County and commercial customer contracts in Pinellas County. The St. Lucie facility was closed after the residential services contract with St. Lucie County was sold. On an annual basis, the St. Lucie facility generated approximately $3,000,000 in revenue. On an annual basis, the Pinellas commercial customer contracts, which were sold, generated approximately $1,000,000 in revenue

          On October 1, 1997, the Company began performing services on its residential solid waste management and recycling services contract with Hillsborough County. Revenue generated for the fourth quarter ended December 31, 1997, was approximately $1,549,000, based on contract provisions and management projections. The Company s management expects the Hillsborough County residential contracts and related commercial services to generate approximately $6,196,000 in annual revenue for eight years.

          During the first quarter of 1998, the Company was awarded an exclusive franchise agreement with the City of Cape Coral, Florida, to provide residential and commercial solid waste management services. Based on contract provisions and management projections, the Company expects this franchise agreement to generate approximately $7,500,000 in annual revenue. The contract begins October 1, 1998, and lasts for five years.

          The impact of price increases was less than 3 percent for 1997 and 3 percent for 1996.

          Operating expenses for the year ended December 31, 1997, were $33,348,000, representing an decrease of $239,000 or approximately 0.7 percent from $33,587,000 for the year ended December 31, 1996. Operating expenses include fees charged by landfills for waste disposal (which, to date, have been the largest component of the Company s operating expenses), and direct labor costs associated with the collection, transfer, and recycling of waste. The dollar decrease in operating expenses is attributable to the decrease in revenue. The increase in operating expenses, as a percentage of total revenue, primarily was attributable to the increase in revenues from the Company s residential services, which have historically had lower profit margins than the Company s other solid waste management operations, and certain reclassifications of costs from selling, general and administrative to operating costs, including taxes of $228,000 and insurance of $324,000.

          Depreciation expense for the year ended December 31, 1997, was $3,625,000, representing an increase of $316,000 or 9.5 percent from $3,309,000 for the year ended December 31, 1996. The dollar and percentage increase in depreciation is primarily attributable to the additional equipment acquired during the last quarter of 1995 and during 1996 and 1997 to service the Company s increased level of operations in Fort Myers and Tampa, Florida, associated with solid waste management service contracts with the City of Tampa, Hillsborough County, and Lee County.

          Selling, general, and administrative expenses, including management fees of $1,315,000 to Kimmins, for the year ended December 31, 1997, were $9,041,000, representing an increase of $2,237,000 or 33 percent from $6,804,000 for the year ended December 31, 1996. The dollar and percent increase in selling, general, and administrative expenses is primarily attributable to advertising costs for a new contract of approximately $500,000, costs associated with the closing and sale of facilities and
      operating  assets  of  approximately   $1,173,000,  and  an  increase  of
      approximately $563,000 in compensation expense. The $1,173,000 includes an impairment loss of $590,000 to certain land and buildings, a write-off of intangible assets of $183,000, and an addition to the reserve for doubtful accounts of $400,000 regarding the sale of residential service
      contracts with St. Lucie.   None of these costs are recurring  in nature.
      The increase in compensation costs is primarily attributable to an increase in staff. During the fourth quarter of 1997, most of these incremental costs were eliminated by having Kimmins perform additional administrative services, by transferring certain staff to Kimmins, and by eliminating certain positions. The management fee covers the cost of certain executive, administrative, and financial services provided by

      Kimmins. The management fee rate increased, effective January 1, 1997, from 1.5 percent to 3 percent of revenue, resulting in approximately $644,000 of additional management fee expense.

          The Company sold certain contracts and related equipment during the year ended December 31, 1997, resulting in a gain of approximately $444,000. These assets were primarily utilized in the Company s commercial and residential solid waste management services and were related to facility closures. Prior to the closures, the facilities in Lantana and St. Lucie were generating net losses before taxes of approximately $62,000 and $24,000 per month, respectively.

          Interest expense, net of interest income, for the year ended December 31, 1997, was $1,138,000, as compared to $1,354,000 for the year ended December 31, 1996. Interest expense associated with debt decreased to $1,663,000 from $1,950,000 as a result of the decrease in the effective interest rates achieved on a refinancing of approximately $7,700,000 of equipment notes. Debt related to equipment financing increased by approximately $784,000 during the year. Interest income related to receivables from affiliates decreased from $596,000 to $563,000. Interest expense increased as the result of expenditures for the purchase of equipment in connection with the Company s contracts with the City of Tampa, Hillsborough County, and Lee County to provide solid waste management services.

          The Company s income tax benefit for the year ended December 31, 1997, and income tax expense for the year ended December 31, 1996, was calculated using a rate of approximately 38 percent and 39 percent, respectively. For tax purposes, temporary differences between carrying amounts of assets and liabilities resulted in a federal net operating loss ( NOL ) in 1997 of approximately $3,982,000. The largest component of these book-tax differences is depreciation on operating assets that created approximately $1,206,000 of additional depreciation expense in calculating the 1997 tax NOL. The entire 1997 NOL of approximately $3,982,000 will be carried forward to offset taxable income in future years. Management expects to utilize this NOL before it expires in the year 2012. An alternative minimum tax NOL will be carried back resulting in a federal tax refund of approximately $144,000. In addition to the alternative minimum tax NOL carryback, the Company has a $33,000 alternative minimum tax credit available to offset future federal regular income tax. This credit does not expire.

          As  a result  of the foregoing,  the Company  incurred a  net loss of approximately  $2,064,000  for  the  year ended  December  31,  1997,  as compared to a net loss of $526,000 for the year ended December 31, 1996.

      Year ended December 31, 1996, Compared to Year Ended December 31, 1995

          Total revenue for the year ended December 31, 1996, was $44,193,000, representing an increase of $3,074,000 or approximately 7 percent from $41,119,000 for the year ended December 31, 1995. The increase in revenue attributable to the Company s industrial and commercial services ($3,356,000 increase in revenue) was due to increased activity in the Miami and Ft. Myers markets. The increase in revenue attributable to the Company s residential services ($2,302,000 increase in revenue) was a result of a full year of services provided due to the commencement of the City of Tampa and Lee County municipal contracts during October 1995. The increase in revenue associated with the Company s demolition services ($753,000 increase in revenue) was primarily due to contracts awarded in 1996. The decrease in revenue attributable to the Company s transfer and recycling services ($3,337,000 decrease in revenue) was due to decreased activity in the Miami market due to the loss of a significant customer. The impact of price increases on revenue is less than 3 percent.

          Operating expenses for the year ended December 31, 1996, were $33,587,000, representing an increase of $3,124,000 or approximately 10 percent from $30,463,000 for the year ended December 31, 1995. Operating expenses include fees charged by landfills for waste disposal (which, to date, have been the largest component of the Company s operating expenses), and direct labor costs associated with the collection, transfer, and recycling of waste. The dollar increase in operating expenses is attributable to the increase in revenue. The increase in operating expenses, as a percentage of total revenue, primarily was attributable to the increase in revenues from the Company s residential services, which have historically had lower profit margins than the Company s other solid waste management operations.

          Depreciation expense for the year ended December 31, 1996, was $3,309,000, representing an increase of $1,021,000 or 45 percent from $2,288,000 for the year ended December 31, 1995. The dollar and percentage increase in depreciation is primarily attributable to the additional equipment acquired during the last quarter of 1995 and during 1996 to service the Company s increased level of operations in Fort Myers and Tampa, Florida.

          Selling, general, and administrative expenses, including management fees of $671,000 to Kimmins, for the year ended December 31, 1996, were $6,804,000, representing an increase of $1,140,000 or 22 percent from $5,664,000 for the year ended December 31, 1995. The dollar and percentage increase in selling, general, and administrative expenses is primarily attributable to increased overhead costs, such as administrative, sales, and marketing costs associated with higher expected levels of operations. The management fee covers the cost of certain executive, administrative, and financial services provided by Kimmins.

          Interest expense, net of interest income, for the year ended December 31, 1996, was $1,354,000, as compared to $548,000 for the year ended December 31, 1995. Interest expense associated with debt increased from $1,040,000 to $1,950,000 as a result of the increase in the amount of interest-bearing debt outstanding. Interest income related to receivables from affiliates increased from $492,000 to $596,000 as the result of expenditures for the purchase of equipment in connection with the Company s contracts with the City of Tampa and Lee County to provide solid waste management services.

          The Company s income tax benefit for the year ended December 31, 1996, and income tax expense for the year ended December 31, 1995, was calculated using a rate of approximately 39 percent. For tax purposes, temporary differences between carrying amounts of assets and liabilities resulted in a federal net operating loss ( NOL ) of approximately $1,840,000. The largest component of these book-tax differences is depreciation on operating assets that created approximately $1,935,000 of additional depreciation expense in calculating the 1996 tax NOL. Approximately $1,300,000 of the 1996 NOL is being carried back for tax purposes, resulting in approximately $320,000 of federal tax refunds. The remaining NOL of approximately $500,000 will be carried forward to offset taxable income in future years. Management expects to utilize this NOL before it expires in the year 2011. In addition to the NOL, the Company has a $170,000 alternative minimum tax credit available to offset future federal regular income tax. This credit does not expire.

          As a result of the foregoing, the Company incurred a net loss of $526,000 for the year ended December 31, 1996, as compared to net income of $1,316,000 for the year ended December 31, 1995.

      Liquidity and Capital Resources

          At December 31, 1997, the Company had a working capital deficit of $2,646,000 compared to a working capital deficit of $3,200,000 at December 31, 1996. Working capital was impacted by decreases in accounts receivable - trade, income tax refunds receivable, and amounts due from affiliates and an increase in property held for sale of $700,000. In addition, balances due from Kimmins decreased by approximately $4,385,000 due to repayment of prior advances. All such working capital advances are unsecured and accrue interest at a rate of 10 percent per annum. The Company has no outstanding lines of credit. Historically, Kimmins has funded any cash needs not provided by cash flow from operations. However, Kimmins has no formal obligation to provide such advances in the future. Current financial resources, anticipated funds from operations, and collection of receivables from affiliates (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At December 31, 1997, the Company had cash of $2,116,000.

          During the year ended December 31, 1997, net cash used by operating activities was $131,000 compared to net cash provided by operating activities of $4,464,000 for the year ended December 31, 1996. The cash used by operating activities was primarily due to the Company s net loss, offset by the effect of depreciation, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings in excess of billings on uncompleted contracts and accrued expenses). Net cash used in investing activities during the period was $4,371,000 as the result of expenditures for the purchase of equipment and vehicles. Net cash provided by financing activities was $5,180,000, primarily as a result of collection of amounts due from Kimmins, which totaled $4,385,000.

          The Company intends to expand the range of services offered, while increasing the size and scope of the customer base for its current operations. Expansion of the Company s operations, however, will be dependent upon, among other things, its ability to attract new customers, successfully manage growth, provide additional services on a profitable basis, and obtain the resources necessary to pursue other opportunities. The Company has no current material commitments for capital expenditures relating to any other new facilities, other than to acquire vehicles and equipment for the City of Cape Coral contract, which the Company estimates to be approximately $3,500,000.

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

          New quantitative maintenance requirements for continued listing on the Nasdaq Stock Market became effective on February 23, 1998. One of the new rules requires that the Company maintain $5,000,000 in market value of public float. Public float is defined as shares that are not held by officers, directors, or other persons who are beneficial owners of more than 10 percent of the total shares outstanding. As of February 20, 1998, the Company s public float was approximately $1,984,000. As part of Nasdaq s review process, the Company was contacted about voluntarily moving the Company s listing to The Nasdaq SmallCap Market. The Company filed the Nasdaq SmallCap Market Transfer Listing Application on February 23, 1998.

          Effective May 31, 1998, certain assets, businesses and contracts of the waste management segment, with a net book value of approximately $6,100,000, were sold for cash of $11,600,000. The operations of the businesses sold had 1997 revenue of approximately $9,200,000 and a net loss of approximately $1,000,000. Cash from this transaction was used to pay approximately $3,800,000 of TransCor debt and $1,300,000 was advanced to Kimmins. The remaining cash is unrestricted and available to the Company for use in operations.

      Financing Arrangements

          As of December 31, 1997, the amount of the Company s total outstanding indebtedness to Kimmins was $2,003,258 that had been consolidated into the Kimmins Note, which is due and payable on December 1, 2003, with interest accruing at 1 percent per annum in excess of the stated prime rate established by NationsBank of Florida. Until December 1, 2003, the Kimmins Note may be converted, at the option of Kimmins, into shares of the Company s Common Stock at an initial conversion price of $5.00 per share, subject to adjustment, in the event and anytime after the closing sale price of the Company s Common Stock is $9.00 or more for twenty consecutive trading days. Kimmins has one demand registration right during the period from March 25, 1994, until December 1, 2003, with respect to any shares of Common Stock issuable upon such conversion. The Kimmins Note is unsecured and subordinated to all senior indebtedness of the Company. Payments of principal and interest are based on certain net income levels of the Company. No payment of interest or principal is required for any year prior to the year the Kimmins Note matures in 2003 unless the Company s earnings before interest and taxes exceed $1,500,000.

          From December 1992 to December 1997, the Company, in a series of separate equipment loans, borrowed an aggregate of $26,900,000 from Associates Commercial Corporation ( Associates ) as a sole borrower and as a co-borrower with Kimmins and other subsidiaries of Kimmins. Of such indebtedness, $24,260,000 represented the sum of the Company s sole borrowings and allocable share of co-borrowings, of which $10,455,000 was outstanding on December 31, 1997. Interest on such indebtedness ranges from 7.4 percent to 9.7 percent, and payments on outstanding borrowings are made according to specified payment schedules and generally for five years. The portion constituting the Company s sole borrowings is guaranteed by Kimmins. See Item 13, Certain Relationships and Related Transactions.

          The Company also has outstanding equipment loan indebtedness pursuant to various agreements with other financial institutions. During the years ended December 31, 1995, 1996, and 1997, the Company borrowed an aggregate of $8,335,000 under such arrangements, of which $3,737,000 was outstanding at December 31, 1997. Substantially all of these borrowings are guaranteed by Kimmins.

          In  1992, Kimmins Recycling Corp.  offered to certain  investors in a private placement  14 guaranteed secured mortgage  Performance Notes (the
       Performance  Notes )  of  $100,000  each to  finance  the  purchase  and development  of the Company s T&R facility in Jacksonville, Florida.  The
      Performance Notes were repaid during 1996, and the Jacksonville facility was refinanced with an unaffiliated lender.

          The Company s separate mortgages and equipment loans are secured by the underlying properties and do not include any provisions regarding financial ratio covenants for the Company on a stand-alone basis. See
      Item 6, Properties for a description of the Company s facilities and the related mortgages.

          In addition to its own debt (either as an individual borrower or a co-borrower), the Company has also guaranteed the indebtedness (an aggregate of approximately $13,110,000 and $7,350,000 at December 31, 1996 and 1997, respectively) of certain Kimmins financial institution
      debt.   See Item 13,   Certain Relationships  and Related  Transactions.
      These debt agreements contain certain covenants, the most restrictive of which requires, for Kimmins, maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income not less than $1,500,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that Kimmins had complied with or obtained waivers for all loan documents. (See Note 9 of Notes to Consolidated Financial Statements.)

      Effect of Inflation

          Historically, inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

      New Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ( SFAS No. 128 ). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company adopted the provisions of Statement 128 No. effective December 31, 1997. All earnings per share accounts for all periods presented have been restated to conform to the Statement No. 128 requirements.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ( SFAS No. 130 ). SFAS No. 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders equity exclusive of transactions with owners such as capital contributions and dividends. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of SFAS No. 130, but does not expect its effect to be material.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ( SFAS No. 131 ), which supercedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company s operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company s management. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management is currently assessing the impact of SFAS No. 131, but does not expect its effect to be material.

      Proposed Accounting Standards

          In April 1997, the American Institute of Certified Public Accountants issued an Exposure Draft of a proposed SOP, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the proposed SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up costs, including organizational costs, would be expensed as incurred under the proposed SOP. The proposed SOP would be effective for most entities for fiscal years beginning after December 15, 1998. The SOP will require the Company, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. Therefore, in the first quarter of 1999, the Company may have to write off the remaining unamortized balance of contract start-up costs of approximately $875,000 at December 31, 1997.

      Impact of Year 2000

          Some of the Company s older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using 00 as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project is estimated to be immaterial to the financial statements. To date, the Company s incremental costs for assessment of the Year 2000 issue, the development of a modification plan, and the purchase of new software have been insignificant.

          The majority of software used by the Company is licensed from various software providers who are currently updating our programs to be Year 2000 compliant. In-house developed programs comprise a small portion of the total software utilized, and the majority of these programs are believed to be Year 2000 compliant.

          The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating system. The Company believes, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

          The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company s interface systems are vulnerable to those third parties failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company s systems rely will be timely converted and would not have an adverse effect on the Company s systems.

          The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management s best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      Forward-Looking Information

          The foregoing discussion in Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect management s current views with respect to future events and financial performance. Such forward looking statements include, without limitation, statements regarding the Company s future capital expenditures, facility closures, service demand and market growth, competitive position, expected revenues from new contracts, ability to meet cash requirements, and other statements regarding anticipated changes in the Company s Nasdaq listing, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, increases in landfill charges, the outcome of competitive bids, unanticipated costs in connection with facility closures, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

      Item 8.  Financial Statements and Supplementary Data

                            TRANSCOR WASTE SERVICES, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                             FINANCIAL STATEMENT SCHEDULE

                                                                           Page

      Report of Independent Certified Public Accountants  . . . . . . . . .  19

      Consolidated balance sheets at December 31, 1996 and 1997 . . . . . .  20

      Consolidated statements of operations for each of the three years in the period ended December 31, 1997  . . . . . . . . . . . . . . .  22

      Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1997  . . . . . . .  23

      Consolidated statements of cash flows for each of
       the three years in the period ended December 31, 1997  . . . . . . .  24

      Notes to consolidated financial statements  . . . . . . . . . . . . .  25

      Financial statement schedule:

        Schedule II - Valuation and qualifying accounts . . . . . . . . . . S-1

          All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



      The Board of Directors and Stockholders
      TransCor Waste Services, Inc.


          We have audited the accompanying consolidated balance sheets of TransCor Waste Services, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransCor Waste Services, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                              /s/ Ernst & Young LLP






      Tampa, Florida
      April 18, 1998, except for Note 19 as to which the date is May 31, 1998

                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

      Current assets:
        Cash  . . . . . . . . . . . . . . . . . . . $  1,437,788  $  2,115,510
        Accounts receivable - trade, less allowance
         for doubtful accounts of $543,770 and
         $891,300 at December 31, 1996 and 1997,
         respectively . . . . . . . . . . . . . . .    6,230,484     5,170,966
        Costs and estimated earnings in excess of
         billings on uncompleted contracts  . . . .      230,869       415,514
        Income tax refund receivable  . . . . . . .      422,567       143,672
        Deferred income taxes . . . . . . . . . . .      639,079       720,410
        Property held for sale  . . . . . . . . . .        -           733,659
        Other current assets  . . . . . . . . . . .      255,552       186,017
                                                    ------------- -------------
         Total current assets . . . . . . . . . . .    9,216,339     9,485,748
                                                    ------------- -------------

      Property and equipment, net . . . . . . . . .   26,115,277    25,061,418
      Property held for sale  . . . . . . . . . . .        -         1,510,723
      Intangible assets, net  . . . . . . . . . . .      898,853       606,975
      Due from affiliate  . . . . . . . . . . . . .    8,425,553     4,040,110
      Other assets  . . . . . . . . . . . . . . . .      985,608     1,142,205
                                                    ------------- -------------
                                                    $ 45,641,630  $ 41,847,179
                                                    ============= =============

                     The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS
                                     (continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

      Current liabilities:
        Accounts payable - trade  . . . . . . . . . $  4,255,150  $  4,290,015
        Accrued expenses  . . . . . . . . . . . . .    4,536,778     3,163,819
        Billings in excess of costs and estimated
         earnings on uncompleted contracts  . . . .      170,771        15,978
        Current portion of long-term debt . . . . .    3,453,168     4,662,310
                                                    ------------- -------------

         Total current liabilities  . . . . . . . .   12,415,867    12,132,122
                                                    ------------- -------------

      Long-term debt, net of current maturities
        (including debt owed to Kimmins of
        $2,003,258 at December 31, 1996
        and 1997) . . . . . . . . . . . . . . . . .   16,807,059    16,392,361
      Deferred income taxes . . . . . . . . . . . .    3,299,355     2,267,742
      Commitments and contingencies (Note 11) . . .        -             -

      Stockholders' equity:
        Preferred stock, $.001 par value; 1,000,000
         shares authorized; none issued and
         outstanding  . . . . . . . . . . . . . . .        -             -
        Common stock, $.001 par value; 10,000,000
         shares authorized; 4,010,000 shares issued
         and 4,000,000 shares outstanding . . . . .        4,010         4,010
        Capital in excess of par value  . . . . . .   12,193,547    12,193,547
        Retained earnings (deficit) . . . . . . . .      969,798    (1,094,597)
                                                    ------------- -------------
                                                      13,167,355    11,102,960
        Less treasury stock,
         at cost (10,000 shares)  . . . . . . . . .      (48,006)      (48,006)
                                                    ------------- -------------
         Total stockholders' equity . . . . . . . .   13,119,349    11,054,954
                                                    ------------- -------------
                                                    $ 45,641,630  $ 41,847,179
                                                    ============= =============

                     The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------

      Revenue . . . . . . . . . . . . $ 41,118,762  $ 44,193,226  $ 43,829,908

      Expenses:
        Operating expenses  . . . . .   30,462,528    33,587,242    33,348,316
        Depreciation  . . . . . . . .    2,288,452     3,309,439     3,625,043
        Selling, general, and
        administrative
         expenses . . . . . . . . . .    5,047,180     6,133,338     7,726,101
        Management fee to
         affiliate  . . . . . . . . .      616,601       671,000     1,314,897
                                      ------------- ------------- -------------
      Operating income (loss) . . . .    2,704,001       492,207    (2,184,449)

      Interest expense, net of
        interest income from affiliate
        of $492,000, $596,000, and
        $563,000 for the years ended
        December 31, 1995, 1996, and
        1997, respectively  . . . . .      548,203     1,354,406     1,137,965
                                      ------------- ------------- -------------
      Income (loss) before provision
        for income taxes (benefit)  .    2,155,798      (862,199)   (3,322,414)

      Provision for income taxes
        (benefit) . . . . . . . . . .      840,295      (336,258)   (1,258,019)
                                      ------------- ------------- -------------
      Net income (loss) . . . . . . . $  1,315,503  $   (525,941) $ (2,064,395)
                                      ============= ============= =============
      Share data:
        Basic income (loss)
         per share  . . . . . . . . . $        .33  $       (.13) $       (.52)
        Diluted income (loss)         ============= ============= =============
         per share  . . . . . . . . . $        .32  $       (.13) $       (.52)
                                      ============= ============= =============

      Weighted average number of
        shares outstanding used in
        computations:
         Basic  . . . . . . . . . . .    3,994,334     3,997,842     4,000,000
                                      ============= ============= =============
         Diluted  . . . . . . . . . .    4,049,113     3,997,842     4,000,000
                                      ============= ============= =============

                     The accompanying notes are an integral part of these consolidated financial statements.

                                     TRANSCOR WASTE SERVICES, INC.

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               Common Stock     Capital in   Retained                 Total
                            -----------------   Excess of    Earnings    Treasury Stockholders'
                              Shares    Amount  Par Value    (Deficit)    Stock      Equity
                            ---------  ------- ----------- -----------  --------- -------------
       Balance at
        January 1, 1995  . .4,000,000  $4,000  $12,133,557 $   180,236  $  -      $ 12,317,793

       Purchase of treasury
        stock, at cost   . .    -         -          -           -       (48,006)      (48,006)

       Net income  . . . . .    -         -          -       1,315,503     -         1,315,503
                            ---------  ------- ----------- -----------  --------- -------------

       Balance at
        December 31, 1995  .4,000,000   4,000   12,133,557   1,495,739   (48,006)   13,585,290

       Issuance of common
        stock upon exercise
        of stock warrants  .   10,000      10       59,990       -         -            60,000

       Net loss  . . . . . .    -         -          -        (525,941)    -          (525,941)
                            ---------  ------- ----------- -----------  --------- -------------

       Balance at
        December 31, 1996  . 4,010,000  4,010   12,193,547     969,798   (48,006)   13,119,349


       Net loss  . . . . . .    -         -          -      (2,064,395)    -        (2,064,395)
                            ---------  ------- ----------- -----------  --------- -------------

       Balance at           4,010,000  $4,010  $12,193,547 $(1,094,597) $(48,006) $ 11,054,954
        December 31, 1997  .=========  ======= =========== ===========  ========= =============

                              The accompanying notes are an integral part of these consolidated financial statements.

                                  TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Year ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------
      Cash flows from operating
        activities:
         Net income (loss)  . . . . . $  1,315,503  $   (525,941) $ (2,064,395)
         Adjustments to reconcile net
          income (loss) to net cash
          provided by operating
          activities:
           Depreciation and
             amortization . . . . . .    2,446,511     3,611,655     4,153,240
           Provision for
             uncollectible accounts
             receivable . . . . . . .      404,455       430,382       772,522
           Gain on disposal of
             equipment  . . . . . . .     (109,708)      (64,192)     (444,488)
           Deferred income taxes  . .      627,768        75,628    (1,112,944)
           Changes in operating
             assets and liabilities:
              Accounts receivable -
               trade  . . . . . . . .   (1,567,176)       99,306       286,996
              Costs and estimated
               earnings in excess of
               billings on
               uncompleted contracts      (540,160)      554,604      (184,645)
              Income tax refund
               receivable . . . . . .     (731,951)      309,384       278,895
              Other assets  . . . . .     (727,853)     (437,929)     (323,381)
              Accounts payable -
               trade  . . . . . . . .      949,400       312,876        34,865
              Income taxes payable  .      (30,933)        -             -
              Accrued expenses  . . .    2,228,598       112,491    (1,372,959)
              Billings in excess of
               costs and estimated
               earnings on
               uncompleted
               contracts  . . . . . .       41,694       (14,100)     (154,793)
                                      ------------- ------------- -------------
         Total adjustments  . . . . .    2,990,645     4,990,105     1,933,308
                                      ------------- ------------- -------------
      Net cash provided by operating
        activities  . . . . . . . . .    4,306,148     4,464,164      (131,087)
                                      ------------- ------------- -------------


                     The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCOR WASTE SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                               Year ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------

      Cash flows from investing
        activities:
         Capital expenditures
          including $500,000 of
          business acquisitions
          during 1996   . . . . . . . $(13,847,589) $ (2,539,304) $ (6,171,915)
         Proceeds from sale of
          property and equipment  . .      402,538       295,130     1,800,837
                                      ------------- ------------- -------------
      Net cash used by investing
        activities  . . . . . . . . .  (13,445,051)   (2,244,174)   (4,371,078)
                                      ------------- ------------- -------------

      Cash flows from financing
        activities:
         Proceeds from
          long-term debt  . . . . . .   14,471,763     3,515,315     5,522,064
         Repayment of
          long-term debt  . . . . . .   (2,742,364)   (4,997,356)   (4,727,620)
         Purchase of treasury
          stock . . . . . . . . . . .      (48,006)        -             -
         Issuance of common stock
          upon exercise of stock
          warrants  . . . . . . . . .        -            60,000         -
         Net (advances) payments from
          Kimmins . . . . . . . . . .   (2,339,806)   (2,774,640)    4,385,443
                                      ------------- ------------- -------------
      Net cash provided (used) by
        financing activities  . . . .    9,341,587    (4,196,681)    5,179,887
                                      ------------- ------------- -------------

      Net increase (decrease)
        in cash . . . . . . . . . . .      202,684    (1,976,691)      677,722
      Cash, beginning of year . . . .    3,211,795     3,414,479     1,437,788
                                      ------------- ------------- -------------
      Cash, end of year . . . . . . . $  3,414,479  $  1,437,788  $  2,115,510
                                      ============= ============= =============


                     The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization and summary of significant accounting policies

          Organization - TransCor Waste Services, Inc. (the Company ) was formed on November 6, 1992, as a subsidiary of Kimmins Corp. ( Kimmins ). Kimmins owns approximately 74 percent of the outstanding common stock of the Company. The Company provides solid waste management services to commercial, industrial, residential, and municipal customers in the state of Florida.

          Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparing the financial statements.

          Net due from affiliate - As of December 31, 1996 and 1997, the Company had working capital advances due from an affiliate of approximately $8,425,000 and $4,040,000, respectively. These advances are unsecured and accrue interest at a rate of 10 percent per annum. The Company collected $4,385,000 during 1997.

          Intangible assets - Intangible assets consist primarily of the excess of cost over fair market value of the net assets of the acquired businesses, which are being amortized on a straight-line basis over twenty years, and customer contracts, which are being amortized on a straight-line basis over five years. Amortization expense was $67,000, $124,000, and $109,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Accumulated amortization was approximately $191,000 and $245,000 at December 31, 1996 and 1997, respectively.

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1996 and 1997, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $91,000, $178,000, and $236,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Accumulated amortization was $296,000 and $533,000 at December 31, 1996 and 1997, respectively.

          Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization   and  summary   of   significant  accounting   policies
          (continued)

          Concentrations of credit risk - Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables in the State of Florida. Trade receivables are comprised primarily of amounts due from solid waste management customers and specialty contracting contracts. Credit is extended based on an evaluation of the customer s financial condition, and, generally, collateral is not required.

          A significant portion of the Company s solid waste management business is conducted under contracts with municipal customers in Florida. These contracts have varying terms and are typically subject to renegotiation or reproposal by the respective municipalities. Revenue from these contracts amount to 15 percent, 24 percent, and 22 percent of total revenue during 1995, 1996 and 1997, respectively. No individual municipal contract contributed revenue greater than 10 percent of total net revenue in any year presented.

          Accounts receivable - trade, includes $1,382,000 ($1,263,000 net of allowance for doubtful accounts) and $724,000 ($213,000 net of allowance for doubtful accounts) as of December 31, 1996 and 1997, respectively, related to a municipal solid waste management contract with St. Lucie County. Unlike other municipal solid waste management contracts, St. Lucie County requires the Company to bill and collect directly from individual property owners. Pursuant to St. Lucie County ordinances, property owners that are delinquent in payment are subject to lien rules. The Company has placed liens on approximately 2,250 and 2,120 individual properties representing approximately $511,000 and $474,000 of the balance as of December 31, 1996 and 1997, respectively. Management intends to file additional liens when considered appropriate, and all such liens will be maintained in accordance with applicable laws until the outstanding balances are recovered by payment, judgement, foreclosure, or in other action.

          Revenue recognition - The Company recognizes revenue from solid waste management and recycling operations when the services are performed. Billings prior to the rendering of services are classified as deferred revenue. Demolition contract earnings are recognized on the percentage-of-completion basis for financial statement purposes. The estimated earnings for each contract reflected in the accompanying consolidated financial statements represent the percentage of estimated total earnings that costs incurred to date bear to estimated total costs. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss. Revenue from demolition contract services totaled approximately $8,751,000, or 21.3 percent, $9,504,000, or 21.5 percent, and $11,236,000, or 25.6 percent, of the Company s total revenue for the years ended December 31, 1995, 1996 and 1997, respectively.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization   and  summary   of   significant  accounting   policies
          (continued)

          Advertising costs - Advertising costs are expensed as incurred. For the years ended December 31, 1995, 1996 and 1997, the Company expensed approximately $88,000, $114,000, and $536,000, respectively, in advertising costs.

          Income taxes - Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ( FASB ) Statement No. 109, Accounting for Income Taxes.

          Stock based compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ( APB No. 25 ), and, accordingly, recognizes no compensation expense for the stock option grants.

          In October 1995, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ( SFAS No. 123 ), which encourages, but does not require, companies to recognize stock awards based on their fair value at the date of grant. Pro forma financial information, assuming that the Company had adopted the measurement standards of SFAS No. 123, is presented in Note 13.

          Earnings (loss) per share - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share ( SFAS No. 128 ), which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization   and  summary   of   significant  accounting   policies
          (continued)

          Recently issued accounting standards - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ( SFAS No. 131 ), which supercedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company s operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company s management. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management is currently assessing the impact of SFAS No. 131, but does not expect its effects to be material.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ( SFAS No. 130 ). SFAS No. 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders equity exclusive of transactions with owners such as capital contributions and dividends. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of SFAS No. 130, but does not expect its effects to be material.

          Proposed accounting standards - In April 1997, the American Institute of Certified Public Accountants issued an Exposure Draft of a proposed SOP, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the proposed SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up costs, including organizational costs, would be expensed as incurred under the proposed SOP. The proposed SOP would be effective for most entities for fiscal years beginning after December 15, 1998. The SOP will require the Company, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. Therefore, in the first quarter of 1999, the Company will have to write off the remaining unamortized balance of contract start-up costs, which approximate $875,000 at December 31, 1997.

          Reclassification - Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      2.  Business acquisitions

          On February 21, 1996, Kimmins Recycling Corp. ( KRC ), a wholly-owned subsidiary of the Company, acquired certain assets from Automated Resource Recovery, Inc., for $300,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $150,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $150,000, which was assigned to intangible assets, including customer lists. The operating results associated with this business acquisition are included in the Company s consolidated results of operations for the periods ended December 31, 1996 and 1997.

          On May 31, 1996, KRC acquired certain assets from Paper Stock Dealers, Inc., for $200,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $112,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $88,000, which was assigned to intangible assets, including customer lists. The operating results associated with this business acquisition are included in the Company s consolidated results of operations since June 1, 1996.

          The Company sold a number of contracts in its Pinellas area. As part of a deemphasis of paper wholesaling in Pinellas, the Company wrote-off the net intangible assets of $70,000 associated with the 1996 acquisition of assets from Paper Stock Dealers, Inc.

          On March 31, 1995, KRC acquired certain assets from County Sanitation, Inc., for $2,267,000 relating to its solid waste management operations. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired (approximately $1,415,000) based on the estimated fair values at the date of acquisition. The purchase price associated with the acquisition exceeded the net assets acquired by approximately $852,000, which was assigned to intangible assets, including goodwill. The operating results associated with this business acquisition are included in the Company s consolidated results of operations since April 1, 1995.

          The  pro-forma   effects  of  the  acquisitions   are  considered  by
      management to be immaterial for purposes of pro-forma presentation.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      3.  Related party transactions

          During the years ended December 31, 1995, 1996, and 1997, the Company entered into transactions with Kimmins and companies affiliated with Kimmins through common ownership. Kimmins provides the Company accounting, data processing, financial, tax and other administrative services for a fee based on gross revenue. In 1997, to reflect the increased level of services received from Kimmins, the fee was increased from 1.5 percent of revenue to 3.0 percent of revenue. The amounts charged were approximately $617,000, $671,000, and $1,315,000, for the years ended December 31, 1995, 1996, and 1997, respectively.

          The Company is insured or co-insured with Kimmins on various insurance policies of the Company or Kimmins. The Company pays its allocable share of the cost of such policies based on specifically identified costs or on a combination of its revenues, payroll, assets, and incurred losses as a percentage of the combined total of such items of all insured parties, as appropriate for each particular insurance policy or coverage. For the years ended December 31, 1995, 1996, and 1997, the Company paid Kimmins approximately $811,000, $849,000, and $1,205,000, respectively. The Company pays directly for any coverage for which it is the only insured.

          At December 31, 1995, the Company had $500,000 of mortgage notes payable to affiliated parties: $400,000 to the president of Kimmins, his wife, and his son and $100,000 to a director of Kimmins. These notes were refinanced during 1996 with an unaffiliated lender.

          Effective July 1, 1997, employees associated with the Company s demolition contract services unit were transferred to Kimmins Contracting Corp. ( KCC ), a wholly-owned subsidiary of Kimmins, for administrative and accounting purposes. As a result, contracting services previously performed by employees of the Company were subcontracted to KCC. For the year ended December 31, 1997, the Company subcontracted $3,417,574 with KCC. In addition, the Company rents equipment from KCC for use in performing demolition contracts. The Company incurred approximately $670,000, $2,103,000 and $2,573,000 in equipment rental charges with KCC for the years ended December 31, 1995, 1996 and 1997, respectively.

          In addition to the above transactions, the Company has advanced funds to Kimmins for working capital needs. These advances are unsecured and bear interest at 10 percent. The balances at December 31, 1996 and 1997 were $8,425,553 and $4,040,110, respectively.

          In addition, the Company has a convertible subordinated note payable to Kimmins in the amount of $2,003,258. See Note 9 and Item 13 for additional information.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      4.  Accounts receivable - trade

                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------
          Contract and trade:
           Billed contract receivables:
             Completed and uncompleted
             contracts  . . . . . . . . . . . . . . $  1,469,473  $    950,215
              Retainage . . . . . . . . . . . . . .      230,409       206,123
            Unbilled contract receivables . . . . .      353,708       776,764
            Trade receivables . . . . . . . . . . .    4,720,664     4,129,164
                                                    ------------- -------------
                                                       6,774,254     6,062,266
          Allowance for doubtful accounts . . . . .     (543,770)     (891,300)
                                                    ------------- -------------
                                                    $  6,230,484  $  5,170,966
                                                    ============= =============

      5. Costs and estimated earnings in excess of billings on uncompleted contracts

                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

          Expenditures on uncompleted contracts . . $ 3,841,201 $ 7,574,018 Estimated earnings on uncompleted
           contracts  . . . . . . . . . . . . . . .    1,579,433       524,598
                                                    ------------- -------------

          Less actual and allowable billings on        5,420,634     8,098,616
           uncompleted contracts  . . . . . . . . .    5,360,536     7,699,080
                                                    ------------- -------------
                                                    $     60,098  $    399,536
                                                    ============= =============

          Costs and estimated earnings in excess of
           billings on uncompleted contracts  . . . $    230,869  $    415,514
          Billings in excess of costs and
           estimated earnings on uncompleted            (170,771)      (15,978)
           contracts  . . . . . . . . . . . . . . . ------------- -------------
                                                    $     60,098  $    399,536
                                                    ============= =============

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      6.  Property held for sale

          As a result of management s review of the Company s various regional solid waste operating facilities, a decision was made to dispose of less profitable operating assets. The Company sold its residential solid waste services contract with St. Lucie County to a competitor and ceased operations at its Lantana, Florida, facility. The Lantana and St. Lucie facilities contributed losses of approximately $1,111,000 and $476,000, respectively, of the $2,184,000 operating loss of the Company for the year ended December 31, 1997. The Company wrote off intangible assets of $183,000 associated with these operations. Also, in accordance with SFAS No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company wrote down certain land and buildings that management believed had carrying amounts higher than their fair market value.

          The impairment loss of $590,000 was determined by comparing the carrying amount of impaired assets of approximately $2,834,000 with recent offers on the properties held for sale. The $590,000 impairment loss is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings that were impaired at December 31, 1997, and as of the date of these financial statements had executed contracts for sale, are expected to be sold during 1998. Accordingly, the carrying value of these assets of approximately $734,000, net of the impairment loss of $90,000, is classified as a current asset under the caption
       Property Held for Sale  in this consolidated balance sheet.

      7.  Property and equipment
                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

          Land  . . . . . . . . . . . . . . . . . . $  4,610,323  $  3,019,969
          Building and improvements . . . . . . . .    5,621,962     4,068,476
          Vehicles  . . . . . . . . . . . . . . . .   13,459,891    16,936,386
          Waste containers and equipment  . . . . .   12,508,751    13,133,877
          Furniture and fixtures  . . . . . . . . .      547,739       700,711
          Construction in progress  . . . . . . . .       33,462        48,419
                                                    ------------- -------------
                                                      36,782,128    37,907,838
          Less accumulated depreciation . . . . . .  (10,666,851)  (12,846,420)
                                                    ------------- -------------
                                                    $ 26,115,277  $ 25,061,418
                                                    ============= =============

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      7.  Property and equipment (continued)

          Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives, which range from three to thirty years. Depreciation expense was $2,289,000, $3,309,000, and $3,625,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Construction in progress is depreciated over the estimated useful lives when placed into service.

      8.  Accrued expenses                                 December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------

          Deferred revenue  . . . . . . . . . . . . $  1,641,857  $    919,631
          Accrued insurance . . . . . . . . . . . .    1,171,965       926,049
          Accrued disposal costs  . . . . . . . . .      744,229       407,229
          Accrued real estate and property taxes  .      291,080       349,682
          Other . . . . . . . . . . . . . . . . . .      687,647       561,228
                                                    ------------- -------------
                                                    $  4,536,778  $  3,163,819
                                                    ============= =============

      9.  Long-term debt                                   December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------
          Notes payable, due through March 1, 2001, payable in monthly installments with interest at varying rates up to 13 percent, collateralized by equipment  . . $ 13,055,213  $ 14,191,400

          Convertible subordinated term note to
          Kimmins, interest payable in monthly
          installments, principal due December 1,
          2003, interest at bank's base rate (8.5
          percent) plus 1 percent . . . . . . . . .    2,003,258     2,003,258

          Mortgage notes, principal and interest
          payable in monthly installments through
          August 1, 2010, interest at varying
          rates up to prime plus 1.5 percent,
          collateralized by land and buildings  . .    5,201,756     4,860,013
                                                    ------------- -------------

                                                      20,260,227    21,054,671
          Less current portion  . . . . . . . . . .   (3,453,168)   (4,662,310)
                                                    ------------- -------------
                                                    $ 16,807,059  $ 16,392,361
                                                    ============= =============

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      9.  Long-term debt (continued)

          Annual principal maturities for years subsequent to December 31, 1997, are as follows:

          1998  . . . . . . . . . . . . . . . . . . . . . . . . . $  4,662,310
          1999  . . . . . . . . . . . . . . . . . . . . . . . . .    4,962,703
          2000  . . . . . . . . . . . . . . . . . . . . . . . . .    4,220,631
          2001  . . . . . . . . . . . . . . . . . . . . . . . . .    2,512,241
          2002  . . . . . . . . . . . . . . . . . . . . . . . . .      975,505
          Thereafter  . . . . . . . . . . . . . . . . . . . . . .    3,721,284
                                                                  -------------
                                                                  $ 21,054,674
                                                                  =============

           As of December 31, 1997, the Company is a co-borrower and has guaranteed a loan agreement on behalf of Kimmins and other subsidiaries of Kimmins in connection with the Kimmins Employee Stock Ownership Plan, which had an outstanding balance of $1,440,000 that is recorded in the financial statements of Kimmins.

          The Company is a co-borrower with joint and several liability on approximately $5,910,000 of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1997, maintenance of a consolidated tangible net worth, as defined, of not less than $6,500,000 and net income not less than $1,500,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that Kimmins had complied with or obtained waivers for all loan covenants.

          Francis M. Williams has guaranteed approximately $10,455,000 of the total notes payable of $14,191,000. The Company is also a co-borrower on approximately $2,645,000 of Kimmins notes payable.

          The lenders prime rate under the Company s notes was 8.5 percent at December 31, 1997.

          Included in the notes payable of approximately $14,191,000 are equipment notes of the Company for $5,700,000 that are due in July 1998. The Company has executed a commitment agreement that refinances the $5,700,000 until January 1, 2000 and, accordingly, has classified the debt pursuant to the expected maturity schedule.

      10. Leasing arrangements

          The Company rents equipment and machinery, as needed, as well as office space, under non-cancellable operating leases for varying periods. Rental expense for the years ended December 31, 1995, 1996, and 1997 were approximately $763,000, $2,230,000, and $2,938,000, respectively.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      11. Commitments and contingencies

          The Company has no current material commitments for capital expenditures relating to any other new facilities, other than to acquire vehicles and equipment for the City of Cape Coral contract, which the Company estimates to be approximately $3,500,000.

          The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel s evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.

      12. Stockholders  equity

          The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001 per share, none of which has been issued. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

          Warrants to purchase 100,000 shares of the Company s common stock at $6.00 per share were issued in 1993 to the underwriters of the Company s initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1996. The remaining warrants to purchase 90,000 shares are exercisable through March 25, 1998.

          The convertible subordinated term note is convertible into 400,652 shares of the Company s common stock at the time the market value per share equals or exceeds $9.00 for 20 consecutive trading days. Should this occur, Kimmins, at its option and with written notification to the Company, can convert the note into common stock in $10,000 increments.

      13. Pension and other benefit plans

          On January 1, 1989, Kimmins formed the Kimmins Corp. Employee Stock Ownership Plan Trust (the ESOP ) for the benefit of employees of Kimmins and its subsidiaries, including those of the Company, to purchase shares of Kimmins s common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP, which have not been material, are made at the discretion of the Board of Directors of Kimmins.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      13. Pension and other benefit plans (continued)

          The Company has 250,000 shares of its common stock reserved for issuance upon the exercise of options to be granted under the Company s 1992 Stock Option Plan (the TransCor Plan ). The exercise price of an incentive stock option granted under the TransCor Plan may not be less than the fair market value of the common stock at the time the option is granted. The exercise price of a non-qualified option is within the discretion of the Board of Directors but may not be less than the par value of such shares. Options granted under the TransCor Plan must, in general, vest over five years from the date of grant and expire no later than ten years from the date of the grant.

          The TransCor Plan has an option to acquire an aggregate of 250,000 shares of common stock for options that may be granted to employees, officers, directors and consultants of the Company. The Plan authorizes the Board of Directors (the Board ) to issue incentive stock options ( ISOs ), as defined in Section 422(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section ( Non-ISOs ). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      13. Pension and other benefit plans (continued)

          The following table summarizes the transactions for the three years ended December 31, 1997, relating to the TransCor Plan:

                                                      Number of     Per Share
                                                       Shares     Option Price
                                                    ------------- -------------

           Outstanding January 1, 1995  . . . . . .       70,000  $        2.00
             Granted  . . . . . . . . . . . . . . .       17,000  $  2.00-$4.38
             Exercised  . . . . . . . . . . . . . .        -      $      -
             Canceled . . . . . . . . . . . . . . .        -      $      -
                                                    -------------
           Outstanding December 31, 1995:   . . . .       87,000  $  2.00-$4.38
             Granted  . . . . . . . . . . . . . . .        5,000  $        4.00
             Exercised  . . . . . . . . . . . . . .        -      $      -
             Canceled . . . . . . . . . . . . . . .        -      $      -
                                                    -------------
           Outstanding December 31, 1996:   . . . .       92,000  $  2.00-$4.38
             Granted  . . . . . . . . . . . . . . .      148,000  $  2.50-$4.00
             Exercised  . . . . . . . . . . . . . .        -      $      -
             Canceled . . . . . . . . . . . . . . .      (80,000) $  3.12-$4.38
                                                    -------------
           Outstanding December 31, 1997:   . . . .      160,000  $  2.00-$2.50
                                                    =============
           Exercisable December 31, 1997:   . . . .       80,000
                                                    =============

          The Board of Directors has reserved 100,000 shares of common stock in connection with stock warrants that may be issued to consultants of the Company as may be determined by the Board of Directors.

          Pro forma information regarding net income (loss) and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the Company s common stock based on historical trends; and a weighted-average expected life of the options of seven years.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      13. Pension and other benefit plans (continued)

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                           1995         1996          1997
                                      ------------- ------------- -------------
        Pro forma net income (loss)
         attributable to
         stockholders . . . . . . . . $  1,302,869  $   (539,486) $ (2,080,437)
        Pro forma income (loss) per
         common share:
          Basic income (loss)                  .33          (.13)         (.52)
           per share  . . . . . . . .
          Diluted income (loss)
           per share  . . . . . . . .          .32          (.13)         (.52)

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      14. Income taxes

          Deferred income  taxes  reflect  the net  tax  effects  of  temporary differences between  the carrying amounts  of assets and  liabilities for financial  reporting  purposes  and  the  amounts  used  for  income  tax
      purposes.     Significant  components  of  the   Company s  deferred  tax
      liabilities and assets are as follows:
                                                           December 31,
                                                    ---------------------------
                                                        1996          1997
                                                    ------------- -------------
          Deferred tax liabilities:
           Tax over book depreciation   . . . . . . $  3,457,713  $  3,537,148
           Costs deferred for books expensed for
             tax  . . . . . . . . . . . . . . . . .      328,433       416,850
                                                    ------------- -------------
           Total deferred tax liabilities   . . . .    3,786,146     3,953,998
                                                    ------------- -------------
          Deferred tax assets:
           Allowance for doubtful accounts  . . . .      209,552       343,352
           Accrued workers' compensation  . . . . .      409,644       356,529
           AMT credit carryforward  . . . . . . . .      172,730        32,924
           Federal and state NOL carryforwards  . .      240,082     1,545,618
           State credit carryforwards   . . .             32,730        52,730
           Costs deferred for tax expensed for
             books  . . . . . . . . . . . . . . . .       61,132        75,513
                                                    ------------- -------------
           Total deferred tax assets  . . . . . . .    1,125,870     2,406,666
                                                    ------------- -------------
          Net deferred tax liabilities  . . . . . .    2,660,276     1,547,332
          Current deferred assets . . . . . . . . .      639,079       720,410
                                                    ------------- -------------
           Net non-current deferred liabilities   . $  3,299,355  $  2,267,742
                                                    ============= =============

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      14. Income taxes (continued)

          The components of the provision for income taxes are as follows:

                                               Year ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------

          Current . . . . . . . . . . $    212,527  $   (411,886) $   (145,075)
          Deferred  . . . . . . . . .      627,768        75,628    (1,112,944)
                                      ------------- ------------- -------------
                                      $    840,295  $   (336,258) $ (1,258,019)
                                      ============= ============= =============

          As of December 31, 1997, the Company had consolidated regular tax net operating loss carryforwards for federal tax purposes of approximately $3,982,000 available to be carried to future periods. The loss carryforward expires through the year 2012 if not used. The net operating loss carryforward available for alternative minimum tax is $1,900,000. The Company has alternative minimum tax credit carryforwards of approximately $33,000 at December 31, 1997, that are available to reduce future federal regular income taxes. The alternative minimum tax net operating loss and credit carryforwards can be utilized over an indefinite period.

          Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                               Year ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------

          Federal statutory rate  . .        34.0%        (34.0%)       (34.0%)
          State income taxes  . . . .         5.0%         (5.0%)        (3.8%)
          Effective tax rate  . . . . ------------- ------------- -------------
                                             39.0%        (39.0%)       (37.8%)
                                      ============= ============= =============

      15. Supplemental disclosures of cash flow information

                                               Year ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------
          Cash paid:
           Interest   . . . . . . . . $  1,040,000  $  1,950,000  $  1,640,000
           Income taxes   . . . . . . $    960,000  $      2,000  $      2,000

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      16. Fair value of financial instruments

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

                             December 31, 1996           December 31, 1997
                        --------------------------- ---------------------------
                           Carrying        Fair       Carrying        Fair
                            Amount        Value        Amount         Value
                        ------------- ------------- ------------- -------------
        Liabilities:
           Notes
           payable  . . $ 20,260,227  $ 20,076,000  $ 21,055,000  $ 20,874,000

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      17. Earnings (loss) per share

          As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                               Year ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
                                      ------------- ------------- -------------
          NUMERATOR:

          Net income (loss) . . . . . $  1,315,503  $   (525,941) $ (2,064,395)
          Adjustment for basic
           earnings per share   . . .            0             0             0
                                      ------------- ------------- -------------
          Numerator for basic
           earnings per share -
           income available to
           common stockholders  . . .    1,315,503      (525,941)   (2,064,395)
          Effect of dilutive
           securities:
          Interest on convertible
           subordinated term note   .            0             0             0
          Less tax effect of
           interest   . . . . . . . .            0             0             0
                                      ------------- ------------- -------------
          Numerator for diluted
           earnings per share -
           income available to
           common stockholders after
           assumed conversions  . . . $  1,315,503  $   (525,941) $ (2,064,395)
                                      ============= ============= =============

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      17. Earnings (loss) per share (continued)

                                               Year ended December 31,
                                      ----------------------------------------
                                           1995         1996          1997
          DENOMINATOR:                ------------- ------------- -------------

          Denominator for basic
           earnings per share -
           weighted-average shares  .    3,994,334     3,997,842     4,000,000
          Effective of dilutive
           securities:
          Stock options . . . . . . .       54,779             0             0
          Warrants  . . . . . . . . .            0             0             0
          Convertible subordinated               0             0             0
           term note  . . . . . . . . ------------- ------------- -------------
          Dilutive potential common         54,779             0             0
           shares   . . . . . . . . . ------------- ------------- -------------
          Denominator for diluted
           earnings per share -
           adjusted weighted-average
           shares and assumed
           conversions  . . . . . . .    4,049,113     3,997,842     4,000,000
                                      ============= ============= =============
          Basic earnings per
           share  . . . . . . . . . . $       0.33  $      (0.13) $      (0.52)
                                      ============= ============= =============
          Diluted earnings per
             share  . . . . . . . . . $       0.32  $      (0.13) $      (0.52)
                                      ============= ============= =============

          Unexercised options to purchase 92,000 and 160,000 shares of common stock for 1996 and 1997, respectively, and the convertible subordinated debt (Note 12) were not included in the computations of diluted loss per share because the assumed conversion would be antidilutive.

      18. Fourth quarter 1996 and 1997 adjustments

          During the fourth quarter of 1996, the Company revised its estimate regarding the collectibility of a contract claim, resulting in a pre-tax charge to operations of $205,000. In addition, subsequent to December 31, 1996, the Company agreed to a settlement of another contract claim, resulting in a pre-tax charge to operations of approximately $101,000 during the fourth quarter of 1996.

          During the fourth quarter of 1997, the Company revised its estimate for accrued workers compensation insurance claims, resulting in a pre-tax reduction to costs of operations of approximately $200,000, and recorded $229,000 of compensation expense associated with the start-up of the Hillsborough County residential solid waste services contract.

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      19. Subsequent event to December 31, 1997

          On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operations assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash, which exceeded the carrying value of the underlying assets.

                                       PART III

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

      Joseph M. Williams  . . . . . .   42    President and Secretary
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

          Norman S. Dominiak has been the Treasurer of the Company since May 1995 and its Chief Financial Officer since January 1994. Mr. Dominiak has also been Vice President of Kimmins since March 1995 and Chief Financial Officer of Kimmins since January 1994. Mr. Dominiak served as controller of ThermoCor Kimmins, Inc., a subsidiary of Kimmins, from October 1990 until January 1994. From May 1988 until September 1991, Mr. Dominiak served as Senior Vice President of Creative Edge, a company engaged in the manufacturing and distribution of educational products. From October 1982 until April 1988, Mr. Dominiak served as Senior Vice President of Cecos Environmental Services, Inc., a company engaged in treatment, transportation, and disposal of hazardous waste. From 1965 until 1982, Mr. Dominiak was employed in various financial capacities for the Carborundum Company.

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

          Set forth below is information regarding certain key employees of the
      Company:

          Michael D. O'Brien, 47, has been employed by the Company (including its predecessor) as Vice President since October 1992. From June 1987 to October 1992, Mr. O'Brien has served as the Regional Manager of the Northeast Region of Kimmins Industrial Service Corp., a wholly-owned subsidiary of Kimmins. From July 1983 to June 1987, Mr. O'Brien served as Vice President of Jordan Foster Scrap Corporation in Buffalo, New York, a company specializing in demolition and preparation of scrap for sale.

          John V. Simon, Jr., 42, has been a Vice President of the Company (including its predecessor) since November 1989. Since May 1981, he has served as President of Kimmins Contracting Corp. He served as a Vice President of Kimmins from July 1985 until October 1988.

          Section 16(a) Beneficial Ownership Reporting Compliance.  Pursuant to
      Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors and any persons holding more than 10 percent of the Company's common stock are required to file with the Securities and Exchange Commission reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K/A and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 1996, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the Section 16(a) requirements, except that Francis M. Williams filed four Form 4s late to report four transactions.

      Item 11. Executive Compensation

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

      1992 Stock Option Plan

          In November 1992, the Company adopted a stock option (the Option Plan ) pursuant to which 250,000 shares of Common Stock have been reserved for issuance upon the exercise of options designated as either
      (i) options intended to constitute incentive stock options ( ISOs ) under the Internal Revenue Code of 1986, as amended (the Code ) or (ii) non-qualified options. ISOs may be granted under the Option Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not any such director is an employee), employees, or officers of the Company.

          The purpose of the Option Plan is to attract and retain the best available talent and encourage the highest level of performance to serve the best interests of the Company and its shareholders. The Option Plan is administered by the Board of Directors or, at their discretion, by a committee appointed by the Board of Directors to perform such function. The Board of Directors or such committee, as the case may be, within the limitations of the Option Plan, determine, among other things, when to grant options, the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs or non-qualified options, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and whether restrictions such as repurchase rights in the Company are to be imposed on shares subject to options. In determining the employees, officers, consultants, and directors to whom options should be granted and the number of shares to be covered by each option, the Board of Directors or committee, as the case may be, will take into account the nature of their duties, their present and potential contributions to the success of the Company, and other such factors as it will deem relevant.

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

          Options granted pursuant to the Option Plan are not transferable during an optionee s lifetime; however, they are transferable at death by will or by the laws of descent and distribution.

          As of December 31, 1997, the Company has granted ten-year options that are exercisable to purchase an aggregate of 160,000 shares. Of such options, options to purchase 27,000 shares were granted to Mr. Michael D. O Brien and 25,000 shares to Mr. John V. Simon, Jr. Options to purchase 45,000 shares were granted to Joseph M. Williams, and options to purchase 20,000 shares were granted to each of Messrs. Barry W. Ridings and R. Donald Finn. The 70,000 options granted with an exercise price of $5.00 per share were cancelled during 1994 and subsequently reissued during 1994 with an exercise price of $2.00. All options granted to date are exercisable at the rate of 20 percent per year, and become fully vested by December 2002. In addition, 80,000 options granted between May 1, 1995, and October 1, 1997, with exercise prices between $3.12 and $4.38 were canceled during 1997 and subsequently reissued in December 1997 at an exercise price of $2.50.

          Stock Option/SAR Grants in the Last Fiscal Year. No stock options or stock appreciation rights were granted to Mr. Francis M. Williams during the year ended December 31, 1997. During 1997 Mr. Cohen was granted 25,000 options that were canceled effective with his resignation. In addition, Mr. Williams and Mr. Cohen do not have any stock options or stock appreciation rights that were granted in previous years.

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
       Vice President

            Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Company s Board of Directors consists solely of Barry W. Ridings. During the year ended December 31, 1997, Francis M. Williams, the Company s Chairman of the Board of Directors and former President, has served as President and Chairman of the Board of Directors of Kimmins, and Norman S. Dominak has served as Chief Financial Officer of the Company and Kimmins.

          Compensation of Directors. During the year ended December 31, 1997, the Company paid each outside director an annual fee of $5,000 and $1,000 for each board meeting attended. In addition, Directors are reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and audit committee meetings.

      Other Benefit Arrangements

          On November 12, 1992, the Company and Kimmins entered into an agreement for the proportional sharing of employee benefit costs, pursuant to which the Company s employees are entitled to participate in all of Kimmins employee benefit plans, and the Company is required to contribute its pro rata share of the costs of such plans, calculated according to formulae contained in the agreement. The agreement may be terminated by either party anytime upon 180 days prior written notice. Pursuant to the agreement, Kimmins and the Company have agreed to indemnify each other against any loss, liability, claim, damage, or expense incurred by the failure by either party to comply with the terms of the agreement.

      Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth the number of shares of the Company s common stock beneficially owned as of March 13, 1998, by (i) each person known by the Company to be the owner of more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Named Executives,
      (iii) each director, and (iv) all executive officers and directors as a group:

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
      ----------------------------------
      *  Less than 1 percent

      (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty days upon the exercise of warrants or options. Each beneficial owner s percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other person), which are exercisable within sixty days, have been exercised.

      (2) Represents 2,950,000 shares of Common Stock owned of record and beneficially by Kimmins. Kimmins has sole voting and investment power with respect to all shares of Common Stock beneficially owned by it. Mr. Francis M. Williams, the Company s Chairman, beneficially owns approximately 61.5 percent of the total voting shares of Kimmins and, accordingly, controls Kimmins. As of March 13, 1998, all executive officers and directors of the Company as a group, including Mr. Francis M. Williams, beneficially own an aggregate of approximately 67.2 percent of the voting shares of Kimmins.

      (3) Excludes 400,652 shares issuable upon the conversion of the Kimmins Note. See Item 13, Certain Relationships and Related Transactions.

      (4) Includes 100,000 shares that Mr. Francis M. Williams acquired upon the consummation of the Company s initial public offering during March 1993; 142,300 shares owned directly by Mr. Francis M. Williams; 6,000 shares owned by Mr. Williams wife; and 8,000 shares owned by Mr. Williams children.

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

      Item 13.  Certain Relationships and Related Transactions

          Since   its  inception,   the  Company   has  entered   into  various
      transactions with Kimmins and companies affiliated through common ownership with Kimmins. To date, the Company has been substantially dependent on Kimmins for various management, administrative, and financial services; and Kimmins has charged the Company a monthly fee based on the gross annual revenue of the Company for such services. For the years ended December 31, 1995, 1996, and 1997, Kimmins billed the Company an aggregate of approximately $617,000, $671,000, and $1,315,000, respectively, for such services. As of March 25, 1993, Kimmins and the Company formalized this arrangement by executing a Management Services Agreement. The agreement provides that Kimmins will continue to provide various administrative services for the Company and that Francis M. Williams (President, Chairman of the Board, and Chief Executive Officer of Kimmins), Norman S. Dominiak (Chief Financial Officer and Treasurer), Joseph M. Williams (Secretary of Kimmins), and John V. Simon, Jr. (President of Kimmins Contracting Corp.) will render management services to or on behalf of the Company. Under the agreement, the Company has appointed Francis M. Williams, Norman S. Dominiak, Joseph M. Williams, and John V. Simon, Jr., as Chairman of the Board, Treasurer, President and Secretary, and Vice President, respectively, of the Company. Pursuant to the agreement, the Company will continue to pay Kimmins an annual fee, payable monthly, equal to the lower of actual costs of such services or 3.0 percent for 1997 and 1.5 percent for 1996 of the Company s gross revenue. This agreement may be extended upon agreement of both parties, and the Company may terminate the agreement, at will, upon thirty days prior written notice to Kimmins.

          Effective July 1, 1997, employees associated with the Company s demolition contract services unit were transferred to Kimmins Contracting Corp. ( KCC ), a wholly-owned subsidiary of Kimmins for administrative and accounting purposes. As a result, contracting services previously performed by employees of the Company were subcontracted to KCC. For the year ended December 31, 1997, the Company subcontracted $3,417,574 with KCC. In addition, the Company rents equipment from KCC for use in performing demolition contracts. The Company incurred approximately $670,000, $2,103,000 and $2,573,000 in equipment rental charges with KCC for the years ended December 31, 1995, 1996 and 1997, respectively.

          As of December 31, 1997, the amount of the Company s total outstanding indebtedness to Kimmins was $2,003,258 that had been consolidated into the Kimmins Note, which is due and payable on December 1, 2003, with interest accruing at 1 percent per annum in excess of the stated prime rate established by NationsBank of Florida. Until December 1, 2003, the Kimmins Note may be converted, at the option of Kimmins, into shares of the Company s Common Stock at an initial conversion price of $5.00 per share, subject to adjustment, in the event and anytime after the closing sale price of the Company s Common Stock is $9.00 or more for twenty consecutive trading days. Kimmins has one demand registration right during the period from March 25, 1994, until December 1, 2003, with respect to any shares of Common Stock issuable upon such conversion. The Kimmins Note is subordinated to all senior indebtedness of the Company. Payments of principal and interest are based on certain net income levels of the Company. No payments of principal or interest are required prior to the maturity date in 2003 unless the Company earns in excess of $1,500,000 earnings before interest and taxes.

          In March 1990, the Company, along with Kimmins and other subsidiaries of Kimmins, guaranteed all obligations under a loan by Fleet Bank, formerly known as Norstar Bank, to the trustees for the Kimmins Employee Stock Ownership Plan ( ESOP ). The proceeds of such loan were used to acquire shares of the Common Stock of Kimmins for the creation of the ESOP in which the Company s employees participate. This loan was refinanced during December 1995 with SouthTrust Bank of Alabama, N.A., under similar terms of the original loan. As of December 31, 1997, $1,440,000 of such indebtedness remained outstanding.

          On November 12, 1992, the Company and Kimmins entered into an agreement for the proportional sharing of employee benefit costs, pursuant to which the Company s employees are entitled to participate in all of Kimmins employee benefit plans, and the Company is required to contribute its pro rata share of the costs of such plans, calculated according to formula contained in the agreement. The agreement may be terminated by either party anytime upon 180 days prior written notice. Pursuant to the agreement, Kimmins and the Company have agreed to indemnify each other against any loss, liability, claim, damage, or expense incurred by the failure by either party to comply with the terms of the agreement.

          The Company is an  insured or co-insured with other  Kimmins entities
      on various  insurance policies of  the Company  or Kimmins.   The Company
      pays  its  allocable share  of  the  cost of  such  policies  based on  a
      combination  of  revenues, payroll,   assets,  and  incurred losses  as a
      percentage of the combined total of such items of all insured parties, as
      appropriate  for each particular insurance  policy or coverage.   For the
      years ended December  31, 1995,  1996 or 1997,  the Company paid  Kimmins approximately  $811,000,  $849,000,  and  $1,205,000,  respectively.  The
      Company pays directly for any coverage for which it is the only insured.

          As of December 31, 1996 and 1997, the Company had working capital advances due from an affiliate of approximately $8,425,000 and $4,040,000, respectively. These advances are unsecured and accrue interest at a rate of 10 percent per annum. The Company collected $4,385,000 during 1997.

          In addition, the Company has a convertible subordinated note payable to Kimmins in the amount of $2,003,258. See Note 9 for additional information.

          Effective as of March 25, 1993, the Company and Kimmins have entered into an affiliate transactions agreement pursuant to which the Company may not, for a period of three years, either directly or indirectly, conduct any business or enter into any transaction or series of related transactions, with or for the benefit of any affiliate of the Company, having a total value per transaction or series of related transactions greater than $50,000, without the approval of most of the disinterested members of the Company s Board of Directors and the approval of most of the Company s shareholders who are not affiliates of the Company. The Company and Kimmins have agreed to evaluate and extend the affiliate transactions agreement on an annual basis.

                                       PART IV

      Item 14. Exhibits, Financial Statement, Schedules, and
               Reports on Form 8-K

      (a) List of documents filed as part of this Report

          1.  Financial statements

              - Report of Independent Certified Public Accountants
              - Consolidated balance sheets at December 31, 1996 and 1997
              - Consolidated statements of operations for each of the
                  three years in the period ended December 31, 1997
              - Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 1997
              - Consolidated statements of cash flows for each of the
                  three years in the period ended December 31, 1997
              - Notes to consolidated financial statements

          2.  Financial statement schedule

              Schedule                                                    Page
              Number                                                     Number

              II  -  Valuation and qualifying accounts  . . . . . . . . . . S-1

              All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

          3. The following documents are filed as exhibits to this annual report on Form 10-K/A:

              3(a)* - Restated Certificate of Incorporation
                        of Registrant, as amended
              3(b)* - Bylaws of Registrant
              21    - Subsidiaries of the registrant
              23    - Consent of Ernst & Young LLP
              27    - Financial Data Schedule (for SEC use only)
              27.1  -  Restated Financial  Data Schedule  -  1996 (for  SEC use
                    only)
              27.2  -  Restated Financial  Data Schedule  - 1995  (for SEC  use
                    only)

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




      Date:   July 6, 1998          By: /s/ Joseph M. Williams
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

      Date:   July 6, 1998              /s/ Francis M. Williams
       ----------------------------     ---------------------------------------
                                        Francis M. Williams
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)



      Date:   July 6, 1998              /s/ Norman S. Dominiak
       ----------------------------     ---------------------------------------
                                        Norman S. Dominiak
                                        Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Accounting
                                         and Financial Officer)


      Date:   July 6, 1998              /s/ R. Donald Finn
       ----------------------------     ---------------------------------------
                                        R. Donald Finn, Director



      Date:   July 6, 1998              /s/ Barry W. Ridings
       ----------------------------     ---------------------------------------
                                        Barry W. Ridings, Director

                                                                     EXHIBIT 21

                            SUBSIDIARIES OF THE REGISTRANT

                                                              State or Country
                          Name of Company                     of Incorporation
      ------------------------------------------------------------------------

      Kimmins Recycling Corp. . . . . . . . . . . . . . . . .      Florida

      Fourth Avenue Holdings, Inc.  . . . . . . . . . . . . .      Florida
      40th Street, Inc. . . . . . . . . . . . . . . . . . . .      Florida

      Lantana Eighth Avenue Corp. . . . . . . . . . . . . . .      Florida

      Factory Street Corporation  . . . . . . . . . . . . . .     Tennessee

      Bay Area Recycling Fibers, Inc. . . . . . . . . . . . .      Florida

                                                                     EXHIBIT 23

                   CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS

          We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-54640) of TransCor Waste Services, Inc., and related Prospectus, of our report dated April 18, 1998, except for Note 19, as to which the date is May 31, 1998, with respect to the consolidated financial statements and schedule of TransCor Waste Services, Inc., included in this Annual Report (Form 10-K/A) for the year ended December 31, 1997.





                                              /s/ Ernst & Young LLP





      Tampa, Florida
      June 30, 1998

                            TRANSCOR WASTE SERVICES, INC.

                   Schedule II - Valuation and Qualifying Accounts

                           Allowance for Doubtful Accounts

                                   Balance   Additions
                                     at       Charged    Deductions   Balance
                                  Beginning   to Costs      from        at
                                     of         and      Allowances   End of
              Description          Period     Expenses      (a)       Period
       ------------------------------------ ----------  ----------- ----------

      Year ended
        December 31, 1995 . . .  $   557,595$   404,455 $  (655,241)$   306,809
      Year ended
        December 31, 1996 . . .  $   306,809$   430,382 $  (193,421)$   543,770

      Year ended
        December 31, 1997 . . .  $   543,770$   772,522 $  (424,992)$   891,300

      (a)   Balance represents the write-off of uncollectible accounts.