Form 10-Q
period 1998-03-31
TRANSCOR WASTE SERVICES INC
filed 1998-07-13
CIK 894096

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                       ----------------------------------------
                                      FORM 10-Q

      [Mark One]
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 1998

                                          OR

      [  ] Transition Report Pursuant to Section 13 or  15(d) of the Securities
           Exchange Act of 1934

               For the transition period from __________ to __________.

                             Commission File No. 1-11822
                       ----------------------------------------

                            TRANSCOR WASTE SERVICES, INC.
                       ----------------------------------------
                (Exact name of registrant as specified in its charter)

                   Florida                        65-0369288
          (State of incorporation)             (I.R.S. Employer
                                            Identification Number)

                   1502 Second Avenue, East, Tampa, Florida  33605
                (Address of registrant's principal executive offices,
                                 including zip code)
                       ----------------------------------------

                (Registrant's telephone number, including area code):
                                    (813) 248-3878

                                    Not applicable
                       ----------------------------------------
                (Former name, former address, and former fiscal year,
                            if changed since last report)

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

                         Applicable Only to Corporate Issuers

      The number of shares of Common Stock outstanding on May 20, 1998, was 4,000,000 shares.



                            TRANSCOR WASTE SERVICES, INC.

                                      FORM 10-Q

                                        INDEX


                                                                          PAGE
      PART I.  FINANCIAL INFORMATION

               Item 1.  Consolidated balance sheets at
                         December 31, 1997 and March 31, 1998
                         (unaudited)  . . . . . . . . . . . . . . . . . . . 1-2

                        Consolidated statements of operations for
                         the three months ended March 31, 1997
                         and 1998 (unaudited) . . . . . . . . . . . . . . . . 3

                        Consolidated statements of cash flows for
                         the three months ended March 31, 1997
                         and 1998 (unaudited) . . . . . . . . . . . . . . . . 4

                        Notes to consolidated financial statement . . . . . 5-8

               Item 2.  Management's discussion and analysis of
                         financial condition and results of
                         operations . . . . . . . . . . . . . . . . . . .  9-11

      PART II.  OTHER INFORMATION

              Item 1. Legal proceedings   . . . . . . . . . . . . . . . . .  13

              Item 2. Changes in securities   . . . . . . . . . . . . . . .  13

              Item 3. Defaults upon senior securities   . . . . . . . . . .  13

              Item 4. Submission of matters to a vote of security holders    13

              Item 5. Other information   . . . . . . . . . . . . . . . . .  13

              Item 6. Exhibits and reports on Form 8-K  . . . . . . . . . .  13

              Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .  14



                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


      Item 1.  FINANCIAL STATEMENTS


                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                   December 31,    March 31,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)
      Current assets:
       Cash   . . . . . . . . . . . . . . . . . .  $  2,115,510  $  3,941,724
       Accounts receivable - trade, net   . . . .     5,170,966     4,691,367
       Costs and estimated earnings in excess of
         billings on uncompleted contracts  . . .       415,514       497,615
       Income tax refund receivable   . . . . . .       143,672       101,232
       Deferred income taxes  . . . . . . . . . .       720,410       720,410
       Property held for sale   . . . . . . . . .       733,659       410,681
       Other current assets   . . . . . . . . . .       186,017       566,285
                                                   ------------- -------------
         Total current assets . . . . . . . . . .     9,485,748    10,929,314
                                                   ------------- -------------
      Property and equipment, net . . . . . . . .    25,061,418    24,449,851
      Intangible assets, net  . . . . . . . . . .       606,975       584,700
      Due from affiliate  . . . . . . . . . . . .     4,040,110     3,247,889
      Property held for sale  . . . . . . . . . .     1,510,723     1,497,829
      Other assets  . . . . . . . . . . . . . . .     1,142,205       944,635
                                                   ------------- -------------
                                                   $ 41,847,179  $ 41,654,218
                                                   ============= =============



                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   December 31,    March 31,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

      Current liabilities:
       Accounts payable, trade  . . . . . . . . .  $  4,290,015  $  3,597,619
       Accrued expenses   . . . . . . . . . . . .     3,163,819     3,979,255
       Billings in excess of costs and estimated
         earnings on uncompleted contracts  . . .        15,978        27,792
       Current portion of long-term debt  . . . .     4,662,310     5,090,576
                                                   ------------- -------------
         Total current liabilities  . . . . . . .    12,132,122    12,695,242
                                                   ------------- -------------

      Long-term debt, including debt owed to KVN
       of $2,003,258 at December 31, 1997 and
       March 31, 1998   . . . . . . . . . . . . .    16,392,361    15,415,154
      Deferred income taxes . . . . . . . . . . .     2,267,742     2,267,742
      Commitments and contingencies . . . . . . .         -             -

      Stockholders' equity:
       Preferred stock, $.001 par value;
         1,000,000 shares authorized; none issued
         and outstanding  . . . . . . . . . . . .         -             -
       Capital stock, $.001 par value; 10,000,000
         shares authorized; 4,010,000 shares
         issued and outstanding . . . . . . . . .         4,010         4,010
       Capital in excess of par value   . . . . .    12,193,547    12,193,547
       Retained earnings  . . . . . . . . . . . .    (1,094,597)     (873,471)
                                                   ------------- -------------
                                                     11,102,960    11,324,086
       Less treasury stock, at cost
         (10,000 shares)  . . . . . . . . . . . .       (48,006)      (48,006)
                                                   ------------- -------------
         Total stockholders' equity . . . . . . .    11,054,954    11,276,080
                                                   ------------- -------------
                                                   $ 41,847,179  $ 41,654,218
                                                   ============= =============



                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three months ended
                                                            March 31,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                   (unaudited)   (unaudited)

      Revenue . . . . . . . . . . . . . . . . . .  $ 12,342,968  $ 10,463,159

      Expenses:
       Operating expenses   . . . . . . . . . . .     9,893,256     8,519,736
       Selling, general, and administrative
         expenses . . . . . . . . . . . . . . . .     2,107,788     1,374,734
                                                   ------------- -------------
      Operating income  . . . . . . . . . . . . .       341,924       568,689

      Interest expense  . . . . . . . . . . . . .       308,669       305,122
                                                   ------------- -------------
      Income before provision for income taxes  .        33,255       263,567

      Provision for income taxes  . . . . . . . .        12,970        42,441
                                                   ------------- -------------
      Net income  . . . . . . . . . . . . . . . .  $     20,285  $    221,126
                                                   ============= =============
      Share data:
       Basic income per share   . . . . . . . . .  $        .01  $        .06
                                                   ============= =============
       Diluted income per share   . . . . . . . .  $        .01  $        .06
                                                   ============= =============

      Weighted average number of shares
       outstanding used in computations:
         Basic  . . . . . . . . . . . . . . . . .     4,000,000     4,000,000
                                                   ============= =============
         Diluted  . . . . . . . . . . . . . . . .     4,024,902     4,014,746
                                                   ============= =============

                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three months ended
                                                            March 31,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Cash flows from operating activities:
       Net income (loss)  . . . . . . . . . . . .  $     20,285  $    221,126
       Adjustments to reconcile net income (loss)
         to net cash provided by operating
         activities:
          Depreciation  . . . . . . . . . . . . .       960,709     1,061,738
          Loss on disposal of equipment . . . . .        12,949        23,283
          Changes in operating assets and
           liabilities:
            Accounts receivable   . . . . . . . .       (67,590)      352,175
            Costs and estimated earnings in
              excess of billings on uncompleted
              contracts . . . . . . . . . . . . .      (470,803)      (82,101)
            Income tax refund receivable  . . . .        45,594        42,440
            Other assets  . . . . . . . . . . . .      (312,021)      (60,770)
            Accounts payable  . . . . . . . . . .       283,805      (692,396)
            Accrued expenses  . . . . . . . . . .       143,287       815,436
            Billings in excess of costs and
              estimated earnings on uncompleted
              contracts . . . . . . . . . . . . .        11,366        11,814
                                                   ------------- -------------
               Total adjustments  . . . . . . . .       607,296     1,471,619
       Net cash provided by operating              ------------- -------------
         activities . . . . . . . . . . . . . . .       627,581     1,692,745
                                                   ------------- -------------
      Cash flows from investing activities:
       Capital expenditures   . . . . . . . . . .    (1,423,743)     (387,161)
       Proceeds from sale of property and
         equipment  . . . . . . . . . . . . . . .         6,000       277,350
                                                   ------------- -------------
       Net cash used by investing activities  . .    (1,417,743)     (109,811)
                                                   ------------- -------------
      Cash flows from financing activities:
       Proceeds from long-term debt   . . . . . .     1,031,532       722,038
       Repayment of long-term debt  . . . . . . .      (855,101)   (1,270,979)
       Repayment of advances from KVN   . . . . .       504,045       792,221
                                                   ------------- -------------
       Net cash provided by financing
         activities . . . . . . . . . . . . . . .       680,476       243,280
                                                   ------------- -------------
      Net increase (decrease) in cash . . . . . .      (109,686)    1,826,214
      Cash, beginning of period . . . . . . . . .     1,437,788     2,115,510
                                                   ------------- -------------
      Cash, end of period . . . . . . . . . . . .  $  1,328,102  $  3,941,724
                                                   ============= =============
                               See accompanying notes.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization and summary of significant accounting policies

          Organization  - TransCor  Waste  Services, Inc.  (the  "Company") was
      formed on November 6, 1992, as a subsidiary of Kimmins Corp. ("KVN"). KVN owns approximately 74 percent of the outstanding common stock of the Company. The Company provides solid waste management services to commercial, industrial, residential, and municipal customers in the state of Florida. The Company also provides demolition services in conjunction with, and as an economic complement, to its solid waste management services.

          Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997, included in the Company's Form 10-K dated December 31, 1997, as filed with the United States Securities and Exchange Commission.

          Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

          Intangible assets - Intangible assets consist primarily of the excess of cost over fair market value of the net assets of the acquired business, which will be amortized on a straight-line basis over 20 years, and customer contracts, which will be amortized on a straight-line basis over 5 years. Amortization expense was approximately $34,000 and $22,000 for the three months ended March 31, 1997 and 1998, respectively. Accumulated amortization was $245,000 and $267,000 at December 31, 1997, and March 31, 1998, respectively.

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1996 and 1997, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $41,000 and $70,000 for the three months ended March 31, 1997 and 1998, respectively. Accumulated amortization was $533,000 and $603,000 at December 31, 1997, and March 31, 1998, respectively.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  Organization   and  summary   of   significant   accounting  policies
          (continued)

          As of March 31, 1998, other assets include approximately $820,000 of pre-contract costs. As explained above, these costs are currently being amortized over the terms of the related contracts. However, the American Institute of Certified Public Accountants ("AICPA") has recently issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-up Activities," which requires all start-up costs, including pre-contract costs, to be expensed as incurred. The SOP is effective in the first quarter of 1999 and will require the Company to write off the remaining unamortized balance of approximately $330,000.

          Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock and stock options outstanding. Diluted earnings per share includes unexercised stock options assuming an average stock price. The convertible subordinated debt was not included in the computations because the assumed conversion would be antidilutive.

      2.  Property held for sale

          As a result of management's review of the Company's various regional solid waste operating facilities, a decision was made to dispose of less profitable operating assets. The Company sold its residential solid waste services contract with St. Lucie County to a competitor and ceased operations at its Lantana, Florida, facility. The Lantana and St. Lucie facilities contributed losses of approximately $1,111,000 and $476,000, respectively, of the $2,184,000 operating loss of the Company for the year ended December 31, 1997. The Company wrote off intangible assets of $183,000 associated with these operations. Also, in accordance with SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote down certain land and buildings that management believed had carrying amounts higher than their fair market value.

          The impairment loss of $590,000 was determined by comparing the carrying amount of impaired assets of approximately $2,834,000 with recent offers on the properties held for sale. The $590,000 impairment loss is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings that were impaired at December 31, 1997, and as of the date of these financial statements had executed contracts for sale, are expected to be sold during 1998. Accordingly, the carrying value of these assets of approximately $734,000, net of the impairment loss of $90,000, is classified as a current asset under the caption "Property Held for Sale" in this consolidated balance sheet.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      3.  Property and equipment, net
                                                   December 31,    March 31,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)
          Land  . . . . . . . . . . . . . . . . .  $  3,019,969  $  3,019,969
          Buildings and improvements  . . . . . .     4,068,476     4,086,676
          Vehicles  . . . . . . . . . . . . . . .    16,936,386    16,961,586
          Waste containers and equipment  . . . .    13,133,877    13,274,518
          Furniture and fixtures  . . . . . . . .       700,711       695,302
          Construction in progress  . . . . . . .        48,419        91,622
                                                   ------------- -------------
                                                     37,907,838    38,129,673
          Less accumulated depreciation . . . . .   (12,846,420)  (13,679,822)
                                                   ------------- -------------
                                                   $ 25,061,418  $ 24,449,851
                                                   ============= =============

          Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives, which range from 3 to 30 years. Depreciation expense was $885,000 and $970,000 for the three months ended March 31, 1997 and 1998, respectively.

          On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operations assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash, which exceeded the carrying value of the underlying assets.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      4.  Long-term debt
                                                   December 31,    March 31,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)
          Notes payable, due through December 1,
          2002, payable in monthly installments
          with interest at varying rates up to
          9.5 percent, collateralized by
          equipment . . . . . . . . . . . . . . .  $ 14,191,400  $ 13,905,017

          Convertible subordinated term note with
          KVN, interest payable in monthly
          installments, principal due December 1,
          2003, interest at bank's base rate plus
          1 percent . . . . . . . . . . . . . . .     2,003,258     2,003,258

          Mortgage notes, principal and interest
          payable in monthly installments through
          August 1, 2010, interest at varying
          rates up to prime plus 1.5 percent,
          collateralized by land and buildings  .     4,860,013     4,597,454
                                                   ------------- -------------
                                                     21,054,671    20,505,729
          Less current portion  . . . . . . . . .    (4,662,310)   (5,090,576)
                                                   ------------- -------------
                                                   $ 16,392,361  $ 15,415,153
                                                   ============= =============

          As of March 31, 1998, the Company is a co-borrower with joint and several liability on approximately $4,910,000 of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1998, maintenance of a consolidated tangible net worth, as defined, of not less than $7,500,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented and for all of 1998, the Company believes that Kimmins has complied with or obtained waivers for all loan covenants.

          Francis M. Williams has guaranteed approximately $11,732,000 of the total notes payable of $13,905,000.

          The lenders' prime and base rates under the Company's notes were 8.5 percent at March 31, 1998.

          Included in the notes payable of approximately $13,905,000 are equipment notes of the Company for $5,400,000 that are due in July 1998. The Company has executed a commitment agreement that refinances the $5,400,000 until January 1, 2000 and, accordingly, has classified the debt pursuant to the expected maturity schedule.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      5.  Stockholders' equity

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

          Warrants to purchase 100,000 shares of the Company's common stock at $6.00 per share were issued in 1993 to the underwriters of the Company's initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1998. The remaining warrants to purchase 90,000 shares expired on March 25, 1998, without being exercised.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      6.  Earnings Per Share

          As required by Financial Accounting Standards Board Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                        Three months ended
                                                            March 31,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
          Numerator:

          Net income (loss) . . . . . . . . . . .  $     20,285  $    221,126
          Adjustment for basic earnings
           per share  . . . . . . . . . . . . . .             0             0
                                                   ------------- -------------
          Numerator for basic earnings per share -
           income available to common
           stockholders   . . . . . . . . . . . .        20,285       221,126
          Effect of dilutive securities:
          Interest on convertible subordinated
           term note  . . . . . . . . . . . . . .             0             0
          Less tax effect of interest . . . . . .             0             0
                                                   ------------- -------------
          Numerator for diluted earnings
           per share - income available to
           common stockholders after assumed
           conversions  . . . . . . . . . . . . .  $     20,285  $    221,126
                                                   ============= =============

          Denominator:

          Denominator for basic earnings
           per share - weighted-average shares  .     4,000,000     4,000,000
          Effective of dilutive securities:
          Stock options . . . . . . . . . . . . .        24,902        14,746
          Warrants  . . . . . . . . . . . . . . .             0             0
          Convertible subordinated term note  . .             0             0
                                                   ------------- -------------
          Dilutive potential common shares  . . .        24,902        14,746
                                                   ------------- -------------
          Denominator for diluted earnings per
           share - adjusted weighted-average
           shares and assumed conversions   . . .     4,024,902     4,014,746
                                                   ============= =============

          Basic earnings per share  . . . . . . .  $        .01  $        .06
                                                   ============= =============
          Diluted earnings per share  . . . . . .  $        .01  $        .06
                                                   ============= =============



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      6.  Earnings per share (continued)

          Unexercised options to purchase 92,000 and 160,000 shares of common stock for 1997 and 1998, respectively, are included in the above calculations. The convertible subordinated debt was not included in the computations of diluted income per share because the assumed conversion would be antidilutive.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

          Revenue for the three months ended March 31, 1998, was $10,463,000, representing a decrease of $1,880,000, or approximately 15 percent, from $12,343,000 for the three months ended March 31, 1997. The decrease in total revenue was primarily attributable to the Company's demolition operations, which generated revenue of approximately $1,868,000 for the three months ended March 31, 1998, compared to approximately $3,937,000 for the same period in 1997.

          Operating expenses for the three months ended March 31, 1998, were $8,520,000, representing a decrease of $1,373,000, or approximately 14 percent, from $9,893,000 for the three months ended March 31, 1997. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company's operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The decrease in operating expenses was attributable primarily to volume-related decreases in certain major operational expenses; such as, landfill fees and direct labor costs related to the Company's demolition operations.

          Selling, general, and administrative expenses for the three months ended March 31, 1998, were $1,375,000, representing a decrease of
      $733,000, or approximately 35 percent, from $2,108,000 for the three months ended March 31, 1997. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that were associated with facilities that have been closed or sold and from management's actions to reduce overhead costs.

          Interest expense, net of interest income, for the three months ended March 31, 1998, was $305,000 as compared to $309,000 for the three months ended March 31, 1997. The average amount of debt outstanding was consistent between periods.

          The Company's income tax provision was calculated using a rate of approximately 16 and 39 percent for the three month periods ended March 31, 1998 and 1997, respectively.

          As a result of the foregoing, the Company recorded net income of $221,000 for the three months ended March 31, 1998, as compared to net income of $20,000 for the three months ended March 31, 1997.



                           LIQUIDITY AND CAPITAL RESOURCES

          At March  31, 1998,  the Company  had a  working  capital deficit  of
      $1,766,000 compared to a working capital deficit of $2,646,000 at December 31, 1997. Working capital was impacted primarily by increases in cash. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliate (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At March 31, 1998, the Company had cash of $3,942,000. On May 31, 1998, the Company sold its Jacksonville area operating assets and certain of its Miami area operating assets to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash.

          Net cash provided by operating activities during the three months ended March 31, 1998, was $1,693,000 compared to $628,000 for the three months ended March 31, 1997. The increase in cash provided by operating activities was due primarily to net income earned during 1998, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable, accounts receivable and accrued expenses). Net cash used by investing activities during the three months ended March 31, 1998, was $110,000, as compared to $1,417,000 during the three months ended March 31, 1997, primarily due to reduced capital expenditures for the purchase of vehicles and equipment. Net cash provided by financing activities during the three months ended March 31, 1998, was $243,000 as compared to $680,000 for the three months ended March 31, 1997, primarily as a result of lower levels of debt borrowings.

          During the three months ended March 31, 1998 and 1997, the Company's average trade receivables were outstanding for 41 and 47 days, respectively. Both averages were based on first quarter revenue annualized and compared to the trade receivable balances at quarter end. Management believes that the number of days outstanding for its receivables approximates industry norms. Credit is extended based on an evaluation of the customer's financial condition. Credit losses are provided for in the financial statements and have been within management's expectations.

          During the three months ended March 31, 1998 and 1997, the Company's average trade payables were extended for 33 and 35 days, respectively. Both averages were based on first quarter operating and selling, general, and administrative expenses annualized and compared to trade payable balances at quarter end.

          As of March 31, 1998, the Company is a co-borrower with joint and several liability on approximately $4,910,000 of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1998, maintenance of a consolidated tangible net worth, as defined, of not less than $7,500,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented and for all of 1998, the Company believes that Kimmins has complied with or obtained waivers for all loan covenants.



          Francis M. Williams has guaranteed approximately $11,732,000 of the total notes payable of $13,905,000.

          The lenders' prime and base rates under the Company's notes were 8.5 percent at March 31, 1998.

          Included in the notes payable of approximately $13,905,000 are equipment notes of the Company for $5,400,000 that are due in July 1998. The Company has executed a commitment agreement that refinances the $5,400,000 until January 1, 2000 and, accordingly, has classified the debt pursuant to the expected maturity schedule.

          The Company has no current material commitments for capital expenditures relating to any other new facilities, other than to acquire vehicles and equipment estimated to be approximately $3,500,000 for the City of Cape Coral Contract, which begins October 1, 1998.

          Historically, inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

      New Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company adopted the provisions of Statement 128 No. effective December 31, 1997. All earnings per share accounts for all periods presented have been restated to conform to the Statement No. 128 requirements.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of SFAS No. 130, but does not expect its effect to be material.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supercedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management is currently assessing the impact of SFAS No. 131, but does not expect its effect to be material.

          The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up costs, including organizational costs, should be expensed as incurred under the new SOP. The SOP would be effective for most entities for fiscal years beginning after December 15, 1998. The SOP will require the Company, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. Therefore, in the first quarter of 1999, the Company may have to write off the remaining unamortized balance of contract start-up costs of approximately $330,000 at December 31, 1998.

      Impact of Year 2000

          Some of the Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project is estimated to be immaterial to the financial statements. To date, the Company's incremental costs for assessment of the Year 2000 issue, the development of a modification plan, and the purchase of new software have been insignificant.

          The majority of software used by the Company is licensed from various software providers who are currently updating our programs to be Year 2000 compliant. In-house developed programs comprise a small portion of the total software utilized, and the majority of these programs are believed to be Year 2000 compliant.

          The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating system. The Company believes, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

          The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.



          The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      Forward-Looking Information

          The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect management's current views with respect to future events and financial performance. Such forward looking statements include, without limitation, statements regarding the Company's future capital expenditures, facility closures, service demand and market growth, competitive position, expected revenues from new contracts, ability to meet cash requirements, and other statements regarding anticipated changes in the Company's Nasdaq listing, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, increases in landfill charges, the outcome of competitive bids, unanticipated costs in connection with facility closures, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

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

      Item 3.               QUANTITATIVE AND QUALITATIVE
                            DISCLOSURES ABOUT MARKET RISK

          Not required pursuant to Item 305, General Instruction 1.



                             PART II - OTHER INFORMATION

      Item 1.  Legal proceedings

          During June 1997, Kimmins Recycling Corp. ("KRC"), St. Lucie County, a political subdivision of the State of Florida, and the City of Fort Pierce, a municipality organized under the laws of the State of Florida, were notified of a class action lawsuit filed in the Nineteenth Judicial Circuit Court of Florida by three residents of St. Lucie County. This action challenged the propriety of certain contract provisions included in KRC's solid waste and recyclable materials collection service agreement with St. Lucie County, which allow KRC to place liens on the property of delinquent service recipients. The court, permitting KRC to file counterclaims against the class members, has with KRC's consent certified the existence of a class. KRC, the county, and the city have filed motions for summary judgement against the class plaintiff's claim, which was heard on May 26, 1998. On June 12, 1998, the Court granted summary judgement in favor of KRC, the County, and the City. At December 31, 1997, the total amount of lien rights was approximately $474,000.

      Item 2.  Changes in securities

         None

      Item 3.  Defaults upon senior securities

         None

      Item 4.  Submission of matters to a vote of security holders

         None

      Item 5.  Other information

         Effective with the close of business on June 10, 1998, the Company's stock was delisted from the Nasdaq National Market because the Company could not satisfy the market value public float requirement and was delinquent in filing its 1997 Form 10-K and this 1998 first quarter Form 10-Q. The Company is in the processing of reapplying to Nasdaq to transfer its listing to the Nasdaq SmallCap Market.

      Item 6.  Exhibits and reports on Form 8-K

         (a)   The following documents are filed as exhibits to this Form 10-Q:

               27 - Financial Data Schedule (for SEC use only)

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.



                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSCOR WASTE SERVICES, INC.


                                   By:  /S/ JOSEPH M. WILLIAMS
                                        ---------------------------------------
                                        Joseph M. Williams
                                        President
      July 13, 1998

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 13, 1998.



      Date: July 13, 1998           By:  /s/ JOSEPH M. WILLIAMS
            -------------                -------------------------------------
                                         Joseph M. Williams
                                         President
                                         (Principal Executive Officer)



      Date: July 13, 1998           By:  /s/ NORMAN S. DOMINIAK
            -------------                -------------------------------------
                                         Norman S. Dominiak
                                         Treasurer and Chief Financial Officer
                                         (Principal Accounting and
                                          Financial Officer)