Form 10-Q
period 1998-06-30
TRANSCOR WASTE SERVICES INC
filed 1998-08-19
CIK 894096

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                       ----------------------------------------
                                      FORM 10-Q

      [Mark One]
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1998

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

                         Applicable Only to Corporate Issuers

                 The number of shares of Common Stock outstanding on
                        August 14, 1998, was 4,000,000 shares.



                            TRANSCOR WASTE SERVICES, INC.

                                      FORM 10-Q

                                        INDEX


                                                                          PAGE
      PART I.  FINANCIAL INFORMATION

               Item 1.  Consolidated balance sheets at
                         December 31, 1997 and June 30, 1998
                         (unaudited)  . . . . . . . . . . . . . . . . . . 1 - 2

                        Consolidated statements of operations for the
                         three and six months ended June 30, 1997
                         and 1998 (unaudited) . . . . . . . . . . . . . . 3 - 4

                        Consolidated statements of cash flows for
                         the six months ended June 30, 1997
                         and 1998 (unaudited) . . . . . . . . . . . . . . . . 5

                        Notes to consolidated financial statement . . .  6 - 13

               Item 2.  Management's discussion and analysis of
                         financial condition and results of
                         operations . . . . . . . . . . . . . . . . . . 14 - 19

               Item 3.  Quantitative and qualitative disclosures about
                         market risk  . . . . . . . . . . . . . . . . . . .  19

      PART II.  OTHER INFORMATION

              Item 1. Legal proceedings   . . . . . . . . . . . . . . . . .  20

              Item 2. Changes in securities   . . . . . . . . . . . . . . .  20

              Item 3. Defaults upon senior securities   . . . . . . . . . .  20

              Item 4. Submission of matters to a vote of security holders    20

              Item 5. Other information   . . . . . . . . . . . . . . . . .  20

              Item 6. Exhibits and reports on Form 8-K  . . . . . . . . . .  20

                      Signatures  . . . . . . . . . . . . . . . . . . . . .  21



                     SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                            PART I - FINANCIAL INFORMATION


      Item 1.  FINANCIAL STATEMENTS


                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

      Current assets:
       Cash   . . . . . . . . . . . . . . . . . .  $  2,115,510  $  4,272,946
       Accounts receivable - trade, net   . . . .     1,364,772     1,544,473
       Costs and estimated earnings in excess of
         billings on uncompleted contracts  . . .       415,514       414,893
       Income tax refund receivable   . . . . . .       143,672         -
       Deferred income taxes  . . . . . . . . . .       720,410       720,410
       Property held for sale   . . . . . . . . .       410,681       475,681
       Other current assets   . . . . . . . . . .        48,771       122,674
       Due from affiliate - current   . . . . . .         -         6,703,363
       Net assets of discontinued solid waste
         management operations  . . . . . . . . .     7,265,280     4,696,613
                                                   ------------- -------------
          Total current assets    . . . . . . . .    12,484,610    18,951,053
                                                   ------------- -------------
      Property and equipment, net . . . . . . . .       312,748       323,195
      Due from affiliate  . . . . . . . . . . . .     4,040,110     4,040,110
                                                   ------------- -------------
          Total assets  . . . . . . . . . . . . .  $ 16,837,468  $ 23,314,358
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.



                            TRANSCOR WASTE SERVICES, INC.

                             CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

      Current liabilities:
       Accounts payable, trade  . . . . . . . . .  $    541,104  $  1,097,844
       Income tax payable   . . . . . . . . . . .         -         2,052,855
       Accrued expenses   . . . . . . . . . . . .       954,432     1,163,972
       Billings in excess of costs and estimated
         earnings on uncompleted contracts  . . .        15,978       225,563
                                                   ------------- -------------
          Total current liabilities . . . . . . .     1,511,514     4,540,234
                                                   ------------- -------------
      Long-term debt, net of current maturities
       (including debt owed to Kimmins of
       $2,003,258 at December 31, 1997
       and June 30, 1998)   . . . . . . . . . . .     2,003,258     2,003,258
      Deferred income taxes . . . . . . . . . . .     2,267,742     2,267,742
      Commitments and contingencies . . . . . . .         -             -

      Stockholders' equity:
       Preferred stock, $.001 par value;
         1,000,000 shares authorized; none issued
         and outstanding  . . . . . . . . . . . .         -             -
       Capital stock, $.001 par value; 10,000,000
         shares authorized; 4,010,000 shares
         issued and 4,000,000 shares
         outstanding  . . . . . . . . . . . . . .         4,010         4,010
       Capital in excess of par value   . . . . .    12,193,547    12,193,547
       Retained earnings (deficit)  . . . . . . .    (1,094,597)    2,353,573
                                                   ------------- -------------
       Less treasury stock, at cost                  11,102,960    14,551,130
         (10,000 shares)  . . . . . . . . . . . .       (48,006)      (48,006)
                                                   ------------- -------------
          Total stockholders' equity  . . . . . .    11,054,954    14,503,124
          Total liabilities and stockholders'      ------------- -------------
           equity   . . . . . . . . . . . . . . .  $ 16,837,468  $ 23,314,358
                                                   ============= =============


                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                   (unaudited)    (unaudited)

      Revenue . . . . . . . . . . . . . . . . . .  $  3,122,585  $  2,441,968

      Expenses:
       Operating expenses   . . . . . . . . . . .     2,622,018     2,121,678
       Selling, general, and administrative
         expenses . . . . . . . . . . . . . . . .       148,068       165,204
                                                   ------------- -------------

      Operating income  . . . . . . . . . . . . .       352,499       155,086

      Interest income, net of expense . . . . . .        71,386        83,685
                                                   ------------- -------------
      Income from continuing operations before
       income taxes   . . . . . . . . . . . . . .       423,885       238,771

      Provision for income taxes  . . . . . . . .       165,315       102,771
                                                   ------------- -------------
      Income from continuing operations . . . . .       258,570       136,000

      Discontinued operations:
       Income (loss) from discontinued solid
         waste division (less applicable tax
         provision of ($263,286) and $2,051,315 in
         1997 and 1998, respectively) . . . . . .      (411,804)    3,091,044
                                                   ------------- -------------

      Net income (loss) . . . . . . . . . . . . .  $   (153,234) $  3,227,044
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (continued)


                                                   Three months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                   (unaudited)    (unaudited)

      Share data:
       Basic income per share from continuing
         operations . . . . . . . . . . . . . . .  $        .06  $        .04
                                                   ============= =============
       Diluted income per share from continuing
         operations . . . . . . . . . . . . . . .  $        .06  $        .04
                                                   ============= =============

       Basic income (loss) per share from
         discontinued operations  . . . . . . . .  $       (.10) $        .77
                                                   ============= =============
       Diluted income (loss) per share from
         discontinued operations  . . . . . . . .  $       (.10) $        .76
                                                   ============= =============

       Total basic income (loss) per share  . . .  $       (.04) $        .81
                                                   ============= =============
       Total diluted income (loss) per share  . .  $       (.04) $        .80
                                                   ============= =============

      Weighted average number of shares
       outstanding used in computations:
          Basic   . . . . . . . . . . . . . . . .     4,000,000     4,000,000
                                                   ============= =============
          Diluted   . . . . . . . . . . . . . . .     4,000,000     4,042,151
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Six months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)

      Revenue . . . . . . . . . . . . . . . . . .  $  7,059,381  $  4,310,377

      Expenses:
       Operating expenses   . . . . . . . . . . .     5,391,182     3,552,655
       Selling, general, and administrative
         expenses . . . . . . . . . . . . . . . .       559,532       365,417
                                                   ------------- -------------

      Operating income  . . . . . . . . . . . . .     1,108,667       392,305

      Interest income, net of expense . . . . . .      (135,969)     (171,794)
                                                   ------------- -------------
      Income from continuing operations before
       income taxes   . . . . . . . . . . . . . .     1,244,636       564,099

      Provision for income taxes  . . . . . . . .       485,408       194,649
                                                   ------------- -------------
      Income from continuing operations . . . . .       759,228       369,450

      Discontinued operations:
       Income (loss) from discontinued solid
         waste management operations (less
         applicable tax benefit of $570,409 in
         1997 and $2,001,878 tax provision in
         1998 . . . . . . . . . . . . . . . . . .      (892,177)    3,078,720
                                                   ------------- -------------

       Net income (loss)  . . . . . . . . . . . .  $   (132,949) $  3,448,170
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (continued)


                                                    Six months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)

      Share data:
       Basic income per share from continuing
         operations . . . . . . . . . . . . . . .  $        .19  $        .09
                                                   ============= =============
       Diluted income per share from continuing
         operations . . . . . . . . . . . . . . .  $        .19  $        .09
                                                   ============= =============

       Basic income (loss) per share from
         discontinued operations  . . . . . . . .  $       (.22) $        .77
                                                   ============= =============
       Diluted income (loss) per share from
         discontinued operations  . . . . . . . .  $       (.22) $        .77
                                                   ============= =============

       Total basic income (loss) per share  . . .  $       (.03) $        .86
                                                   ============= =============
       Total diluted income (loss) per share  . .  $       (.03) $        .86
                                                   ============= =============

      Weighted average number of shares
       outstanding used in computations:
          Basic   . . . . . . . . . . . . . . . .     4,000,000     4,000,000
                                                   ============= =============
          Diluted   . . . . . . . . . . . . . . .     4,000,000     4,042,151
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Six months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)
      Cash flows from operating activities:
       Net income from continuing operations  . .  $    759,228  $    369,450
       Adjustments to reconcile net income from
         continuing operations to net cash
         provided by operating activities:
          Depreciation and amortization . . . . .     2,114,766        41,615
          Gain on disposal of equipment . . . . .      (354,739)        -
          Changes in operating assets and
           liabilities:
            Accounts receivable   . . . . . . . .       257,946      (253,604)
            Costs and estimated earnings in
              excess of billings on uncompleted
              contracts . . . . . . . . . . . . .      (423,136)          621
            Income tax refund receivable/
              payable . . . . . . . . . . . . . .        51,753     2,196,527
            Other assets  . . . . . . . . . . . .      (509,094)        -
            Accounts payable  . . . . . . . . . .      (522,278)      556,740
            Accrued expenses  . . . . . . . . . .       (90,422)      209,540
            Billings in excess of costs and
              estimated earnings on uncompleted
              contracts . . . . . . . . . . . . .      (114,609)      209,585
                                                   ------------- -------------
       Total adjustments  . . . . . . . . . . . .       410,187     2,961,024
       Net cash provided by continuing             ------------- -------------
         operations . . . . . . . . . . . . . . .     1,169,415     3,330,474
       Net loss from discontinued operations  . .      (892,177)   (2,184,536)
       Changes in net assets of discontinued
         operations . . . . . . . . . . . . . . .         -         2,979,348
      Net cash provided by operating               ------------- -------------
       activities   . . . . . . . . . . . . . . .       277,238     4,125,286
                                                   ------------- -------------

                    The accompanying notes are an integral part of
                       these consolidated financial statements.



                            TRANSCOR WASTE SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (continued)


                                                    Six months ended June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)

      Cash flows from investing activities:
       Capital expenditures   . . . . . . . . . .    (2,398,444)     (527,743)
       Proceeds from sale of property and
         equipment  . . . . . . . . . . . . . . .     1,108,883         -
       Gain on sale of assets of discontinued
         operations . . . . . . . . . . . . . . .         -         5,263,256
      Net cash provided by (used in) investing     ------------- -------------
       activities   . . . . . . . . . . . . . . .    (1,289,561)    4,735,513
                                                   ------------- -------------

      Cash flows from financing activities:
       Proceeds from long-term debt   . . . . . .     2,088,212         -
       Repayment of long-term debt  . . . . . . .    (2,385,806)        -
       Proceeds from advances to Kimmins  . . . .         -        (6,703,363)
       Repayment of advances from Kimmins   . . .     1,747,376         -
      Net cash provided by (used in) financing     ------------- -------------
       activities   . . . . . . . . . . . . . . .     1,449,782    (6,703,363)
                                                   ------------- -------------

      Net increase (decrease)  in cash  . . . . .       437,459     2,157,436
      Cash, beginning of period . . . . . . . . .     1,437,788     2,115,510
                                                   ------------- -------------
      Cash, end of period . . . . . . . . . . . .  $  1,875,247  $  4,272,946
                                                   ============= =============

                    The accompanying notes are an integral part of
                       these consolidated financial statements.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  Organization and summary of significant accounting policies

          Organization - TransCor Waste Services, Inc. (the Company ) was formed on November 6, 1992, as a subsidiary of Kimmins Corp. ( Kimmins ). As of June 30, 1998, Kimmins owns approximately 74 percent of the outstanding common stock of the Company. The Company provides solid waste management services to commercial, industrial, residential, and municipal customers in the state of Florida. The Company also provides demolition services in conjunction with, and as an economic complement, to its solid waste management services.

          Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997, included in the Company s Form 10-K dated December 31, 1997, as filed with the United States Securities and Exchange Commission.

          Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

          Intangible assets - Intangible assets consist primarily of the excess of cost over fair market value of the net assets of the acquired business, which will be amortized on a straight-line basis over twenty years, and customer contracts, which will be amortized on a straight-line basis over five years. Amortization expense was approximately $247,000 and $37,000 for the six months ended June 30, 1997 and 1998, respectively. Accumulated amortization was $245,000 and $0 at December 31, 1997, and June 30, 1998, respectively. The intangible assets, including customer contracts, were sold on May 31, 1998, as part of the sale of the Jacksonville operations to Eastern Environmental Services of Florida, Inc. See Note 3 for additional information. The balance of intangible assets was $81,000 and $607,000 as of June 30, 1998, and December 31, 1997, respectively. These amounts are reflected in net assets of discontinued operations.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      1.  Organization   and  summary   of  significant   accounting   policies
          (continued)

          Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1997 and 1998, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. Amortization expense was $83,000 and $131,000 for the six months ended June 30, 1997 and 1998, respectively. Accumulated amortization was $533,000 and $664,000 at December 31, 1997, and June 30, 1998, respectively. The net balance of other assets was $896,000 and $1,142,000 as of June 30, 1998, and December 31, 1997, respectively. All pre-contract costs capitalized as of December 31, 1997, and June 30, 1998, are held by KRC, which is being sold effective August 31, 1998. Accordingly, pre-contract costs are included in net assets of discontinued operations.

          As of June 30, 1998, other assets include approximately $787,000 of pre-contract costs. As explained above, these costs are currently being amortized over the terms of the related contracts. However, the American Institute of Certified Public Accountants ( AICPA ) has recently issued Statement of Position 98-5 ( SOP ), Reporting on the Costs of Start-up Activities, which requires all start-up costs, including pre-contract costs, to be expensed as incurred. The SOP is effective in the first quarter of 1999 and will require the Company to write off the remaining unamortized balance of approximately $330,000. If the anticipated sale of the Company s solid waste subsidiary occurs, the Company will have no capitalized start-up costs remaining at December 31, 1998.

          Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock and stock options outstanding. Diluted earnings per share includes unexercised stock options assuming an average stock price. The convertible subordinated debt was not included in the computations because the assumed conversion would be antidilutive.

      2.  Property held for sale

          As a result of management s review of the Company s various regional solid waste operating facilities, a decision was made to dispose of less profitable operating assets. The Company sold its residential solid waste services contract with St. Lucie County to a competitor and ceased operations at its Lantana, Florida, facility. The Lantana and St. Lucie facilities contributed losses of approximately $1,111,000 and $476,000, respectively, of the $2,184,000 operating loss of the Company for the year ended December 31, 1997. The Company wrote off intangible assets of $183,000 associated with these operations. Also, in accordance with SFAS No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company wrote down certain land and buildings that management believed had carrying amounts higher than their fair market value.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      2.  Property held for sale (continued)

          The impairment loss of $590,000 was determined by comparing the carrying amount of impaired assets of approximately $2,834,000 with recent offers on the properties held for sale. The $590,000 impairment loss is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings that were impaired at December 31, 1997, and as of the date of these financial statements had executed contracts for sale, are expected to be sold during 1998. Accordingly, the carrying value of the land of approximately $476,000 for the period ended June 30, 1998, net of the impairment loss $25,000, is classified as a current asset under the caption Property Held for Sale in this consolidated balance sheet. The carrying value of the land and buildings associated with discontinued operations of approximately $734,000 for the period ended December 31, 1997, net of the impairment loss of $90,000, is included in net assets of discontinued solid waste management operations on the balance sheet.

      3.  Property and equipment, net
                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

          Land  . . . . . . . . . . . . . . . . .  $  3,019,969  $  2,606,831
          Buildings and improvements  . . . . . .     4,068,476     3,163,389
          Vehicles  . . . . . . . . . . . . . . .    16,936,386    13,426,334
          Waste containers and equipment  . . . .    13,133,877     9,775,438
          Furniture and fixtures  . . . . . . . .       700,711       698,969
          Construction in progress  . . . . . . .        48,419       203,473
                                                   ------------- -------------
                                                     37,907,838    29,874,434
          Less accumulated depreciation . . . . .   (12,846,420)  (10,347,868)
                                                   ------------- -------------
                                                     25,061,418    19,526,566
          Less net property and equipment included
           in net assets of discontinued solid
           waste management operations  . . . . .   (24,748,670)  (19,203,371)
                                                   ------------- -------------

          Net property and equipment attributable
           to assets of continuing operations   .  $    312,748  $    323,195
                                                   ============= =============

          Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives, which range from 3 to 30 years. Depreciation expense was $1,785,000 and $1,853,000 for the six months ended June 30, 1997 and 1998, respectively. For the six months ended June 30, 1998, $42,000 of depreciation expense was attributable to continuing operations and $1,811,000 was attributable to discontinued operations.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      3.  Property and equipment, net (continued)

          On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash. The proceeds exceeded the net book value of the underlying assets sold by approximately $5,200,000. This gain is shown in the Consolidated
      Statements   of  Operations   as  part   of   income   from  discontinued
      operations.

      4.  Long-term debt

                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)

          Notes payable, due through March 1,
          2001, payable in monthly installments
          with interest at varying rates up to
          9.75 percent, collateralized by
          equipment . . . . . . . . . . . . . . .  $ 14,191,400  $ 11,334,470

          Convertible subordinated term note to
          Kimmins, interest payable in monthly
          installments, principal due December 1,
          2003, interest at bank s base rate (8.5
          percent) plus 1 percent . . . . . . . .     2,003,258     2,003,258

          Mortgage notes, principal and interest
          payable in monthly installments through
          August 1, 2010, interest at varying
          rates up to prime plus 1.5 percent,
          collateralized by land and buildings  .     4,860,013     3,231,573
                                                   ------------- -------------

          Total long-term debt  . . . . . . . . .    21,054,671    16,569,301

          Less debt of discontinued operations:
           Long-term debt   . . . . . . . . . . .   (14,389,103)   (9,345,087)
           Current portion of long-term debt  . .    (4,662,310)   (5,220,956)
                                                   ------------- -------------
          Long-term debt of continuing
           operations   . . . . . . . . . . . . .  $  2,003,258  $  2,003,258
                                                   ============= =============



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      4.  Long-term debt (continued)

          As of June 30, 1998, the Company is a co-borrower with joint and several liability on approximately $4,244,000 of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1998, maintenance of a consolidated tangible net worth, as defined, of not less than $7,500,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented and for all of 1998, the Company believes that Kimmins has complied with or obtained waivers for all loan covenants.

          Francis M. Williams has guaranteed approximately $7,817,000 of the total notes payable of $11,334,000.

          The lenders prime and base rates under the Company s notes were 8.5 percent at June 30, 1998.

          Included in the notes payable of approximately $11,334,000 are equipment notes of the Company for $3,647,000 that are due in July 1998. The Company has executed a commitment agreement that refinances the $3,647,000 until January 1, 2000 and, accordingly, has classified the debt pursuant to the expected maturity schedule.

      5.  Stockholders  equity

          The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001 per share, none of which has been issued. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

          The convertible subordinated term note is convertible into 400,652 shares of the Company s capital stock at the time the market value per share equals or exceeds $9.00 for twenty consecutive trading days.

          Warrants to purchase 100,000 shares of the Company s common stock at $6.00 per share were issued in 1993 to the underwriters of the Company s initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1996. The remaining warrants to
      purchase  90,000  shares  expired  on  March  25,  1998,  without   being
      exercised.

      6.  Subsequent events

          On August 14, 1998, Kimmins, the parent of the Company, acquired an additional 297,200 shares of common stock of the Company from Francis M. Williams, President and Chief Executive Officer of Kimmins. The acquisition increased Kimmins ownership percentage to 81 percent from 74 percent and results in the ability to consolidate the Company and Kimmins for federal income tax purposes on a prospective basis.



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      7.  Discontinued operations

          On July 20, 1998, the Company executed an agreement to sell all of the common stock of its wholly-owned operating subsidiary, Kimmins Recycling Corp. ( KRC ), for $51.1 million in cash and stock to Eastern Environmental Services of Florida, Inc., an unrelated competitor. This transaction, coupled with the earlier sale this year of KRC s Jacksonville and Miami operations, results in the Company s exit from the solid waste industry. The transaction will result in a gain as the proceeds of $41.1 million in cash and $10 million in stock of Eastern Environmental Services of Florida, Inc., exceed the Company s carrying value of the underlying investment in KRC. The transaction is expected to close by August 31, 1998.

          Information related to the discontinued operations of KRC for the three- and six-month periods ended June 30, 1998, are as follows:

                                                   Three months    Six months
                                                       ended         ended
                                                   June 30, 1998 June 30, 1998
                                                   ------------- -------------
                                                    (unaudited)   (unaudited)

          Net revenue . . . . . . . . . . . . . .  $  8,099,000  $ 16,693,000
          Operating expenses  . . . . . . . . . .     6,743,000    13,831,000
          Selling, general and administrative
           expenses   . . . . . . . . . . . . . .     1,178,000     2,352,000
                                                   ------------- -------------
          Operating income  . . . . . . . . . . .       178,000       510,000
          Non-operating gain on sale of assets  .     5,263,000     5,263,000
          Interest expense, net . . . . . . . . .       299,000       692,000
                                                   ------------- -------------
          Income before provision for income
           taxes  . . . . . . . . . . . . . . .       5,142,000     5,081,000
          Income taxes  . . . . . . . . . . . . .     2,051,000     2,002,000
                                                   ------------- -------------
          Net income  . . . . . . . . . . . . . .  $  3,091,000  $  3,079,000
                                                   ============= =============



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      7.  Discontinued operations (continued)

          The net assets and liabilities of the discontinued operations of KRC included in the accompanying consolidated balance sheets as of December 31, 1997, and June 30, 1998, respectively, are as follows:

                                                   December 31,     June 30,
                                                       1997           1998
                                                   ------------- -------------
                                                                  (unaudited)
          Current assets:
           Accounts receivable - trade, net   . .  $  3,677,670  $  2,506,482
           Property held for sale   . . . . . . .       322,978         -
           Other current assets   . . . . . . . .       265,770       107,895
                                                   ------------- -------------
            Total current assets  . . . . . . . .     4,266,418     2,614,377

          Property and equipment, net . . . . . .    24,748,670    19,203,371
          Property held for sale  . . . . . . . .     1,510,723     1,493,311
          Intangible assets, net  . . . . . . . .       606,975        81,333
          Other assets  . . . . . . . . . . . . .     1,142,205       895,509
                                                   ------------- -------------
            Total assets  . . . . . . . . . . . .    32,274,991    24,287,901
                                                   ------------- -------------
          Current liabilities:
           Accounts payable, trade  . . . . . . .     3,748,911     2,892,564
           Accrued expenses   . . . . . . . . . .     2,209,387     2,132,681
           Current portion of long-term debt  . .     4,662,310     5,220,956
                                                   ------------- -------------
            Total current liabilities   . . . . .    10,620,608    10,246,201
           Long-term debt   . . . . . . . . . . .    14,389,103     9,345,087
                                                   ------------- -------------
            Total liabilities   . . . . . . . . .    25,009,711    19,591,288
                                                   ------------- -------------
           Net assets of discontinued
            operations  . . . . . . . . . . . . .  $  7,265,280  $  4,696,613
                                                   ============= =============

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      8.  Earnings per share

          As required by Financial Accounting Standards Board Statement No. 128, the following tables set forth the computation of basic and diluted earnings per share:

                                                        Three months ended
                                                             June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
          Numerator:

          Income from continuing operations . . .  $    258,570  $    136,000
          Adjustment for basic earnings per
           share  . . . . . . . . . . . . . . . .         -             -
                                                   ------------- -------------
          Numerator for basic earnings per share -
           income available to common
           stockholders   . . . . . . . . . . . .       258,570       136,000
          Effect of dilutive securities:
          Interest on convertible subordinated
           term note  . . . . . . . . . . . . . .         -             -
          Less tax effect of interest . . . . . .         -             -
                                                   ------------- -------------
          Numerator for diluted earnings per
           share:
           Income from continuing operations  . .       258,570       136,000
           Income (loss) from discontinued
            operations  . . . . . . . . . . . . .      (411,804)    3,091,044
                                                   ------------- -------------
          Income (loss) applicable to common
            stockholders after assumed
            conversions   . . . . . . . . . . . .  $   (153,234) $  3,227,044
                                                   ============= =============

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      8.  Earnings per share (continued)

                                                        Three months ended
                                                             June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
          Denominator:

          Denominator for basic earnings per
           share - Weighted-average shares  . . .     4,000,000     4,000,000
          Effective of dilutive securities:
          Stock options . . . . . . . . . . . . .         -            42,151
          Warrants  . . . . . . . . . . . . . . .         -             -
          Convertible subordinated term note  . .         -             -
                                                   ------------- -------------
          Dilutive potential common shares  . . .         -            42,151
                                                   ------------- -------------
          Denominator for diluted earnings per
           share - Adjusted weighted-average
           shares and assumed conversions   . . .     4,000,000     4,042,151
                                                   ============= =============

          Basic income (loss) per share from
           continuing operations  . . . . . . . .  $       (.06) $        .04
                                                   ============= =============
          Diluted income (loss) per share from
           continuing operations  . . . . . . . .  $       (.06) $        .04
                                                   ============= =============

          Basic income (loss) per share from
           discontinued operations  . . . . . . .  $       (.10) $        .77
                                                   ============= =============
          Diluted income (loss) per share from
           discontinued operations  . . . . . . .  $       (.10) $        .76
                                                   ============= =============

          Total basic income (loss) per share . .  $       (.04) $        .81
                                                   ============= =============
          Total diluted income (loss) per share .  $       (.04) $        .80
                                                   ============= =============



                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      8.  Earnings per share (continued)

                                                         Six months ended
                                                             June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
          Numerator:

          Income from continuing operations . . .  $    759,228  $    369,450
          Adjustment for basic earnings per
           share  . . . . . . . . . . . . . . . .         -             -
                                                   ------------- -------------
          Numerator for basic earnings per share -
           income available to common
           stockholders   . . . . . . . . . . . .       759,228       369,450
          Effect of dilutive securities:
          Interest on convertible subordinated
           term note  . . . . . . . . . . . . . .         -             -
          Less tax effect of interest . . . . . .         -             -
                                                   ------------- -------------
          Numerator for diluted earnings per
           share:
           Income from continuing operations  . .       759,228       369,450
           Income (loss) from discontinued
           operations   . . . . . . . . . . . . .      (892,177)    3,078,720
                                                   ------------- -------------
         Income (loss) applicable to common
          stockholders after assumed
          conversions . . . . . . . . . . . . . .  $   (132,949) $  3,448,170
                                                   ============= =============

                            TRANSCOR WASTE SERVICES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      8.  Earnings per share (continued)

                                                         Six months ended
                                                             June 30,
                                                   ---------------------------
                                                       1997           1998
                                                   ------------- -------------
          Denominator:

          Denominator for basic earnings per
           share - weighted-average shares  . . .     4,000,000     4,000,000
          Effective of dilutive securities:
          Stock options . . . . . . . . . . . . .         -            31,407
          Warrants  . . . . . . . . . . . . . . .         -             -
          Convertible subordinated term note  . .         -             -
                                                   ------------- -------------
          Dilutive potential common shares  . . .         -            31,407
                                                   ------------- -------------
          Denominator for diluted earnings per
           share - adjusted weighted-average
           shares and assumed conversions   . . .     4,000,000     4,031,407
                                                   ============= =============

          Basic income per share from continuing
           operations   . . . . . . . . . . . . .  $        .19  $        .09
                                                   ============= =============
          Diluted income per share from
           continuing operations  . . . . . . . .  $        .19  $        .09

          Basic income (loss) per share from
           discontinued operations  . . . . . . .  $       (.22) $        .77
                                                   ============= =============
          Diluted income (loss) per share from
           discontinued operations  . . . . . . .  $       (.22) $        .77
                                                   ============= =============

          Total basic income (loss) per share . .  $       (.03) $        .86
                                                   ============= =============
          Total diluted income (loss) per share .  $       (.03) $        .86
                                                   ============= =============

          Unexercised options to purchase 209,000 shares of common stock for 1998 are included in the above calculations. The convertible subordinated debt and unexercised options to purchase 92,000 shares of common stock for 1997 were not included in the computations of diluted income per share because the assumed conversion would be antidilutive.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

          Revenue for the three months ended June 30, 1998, was $2,442,000, representing a decrease of $681,000, or approximately 22 percent, from $3,123,000 for the three months ended June 30, 1997. The decrease in total revenue was attributable to the Company s demolition operations, which generated revenue of approximately $2,442,000 for the three months ended June 30, 1998, compared to approximately $3,123,000 for the same period in 1997. In addition, discontinued operations from solid waste management services experienced a decrease in revenue of $273,000 to $8,099,000 for the three months ended June 30, 1998, compared to $8,372,000 for the same period in 1997 primarily as a result of closures of facilities and sales of operating assets, including customer contracts.

          Operating expenses for the three months ended June 30, 1998, were $2,122,000, representing a decrease of $500,000, or approximately 19 percent, from $2,622,000 for the three months ended June 30, 1997. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company s operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The decrease in operating expenses was attributable primarily to volume-related decreases in certain major operational expenses; such as, landfill fees and direct labor costs related to the Company s demolition operations.

          For continuing operations, selling, general, and administrative expenses for the three months ended June 30, 1998, were $165,000, representing an increase of $17,000, or approximately 11 percent, from $148,000 for the three months ended June 30, 1997. For discontinued operations, selling, general and administrative expenses for the three months ended June 30, 1998, were $1,178,000, representing a decrease of $1,038,000, or 47 percent, from $2,216,000 for the same period in 1997. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management s actions to reduce overhead costs.

          The Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash. This transaction, combined with the Company s sale of certain other vehicles, waste containers, and equipment during the three months ended June 30, 1998, resulted in a non-operating gain of approximately $5,263,000. These assets were primarily utilized in the Company s commercial and residential waste collection services. This gain is included in the income from discontinued operations for the three- and six-month periods ended June 30, 1998.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (continued)

          Revenues and costs for the remainder of the year will be substantially decreased primarily due to the expected sale of the solid waste operations during the third quarter of 1998. See Note 6 for additional information regarding the sale. Solid waste operations comprise approximately 75 percent of revenues and operating expenses.

          Interest expense, net of interest income, for the three months ended June 30, 1998, was $84,000 as compared to $71,000 for the three months ended June 30, 1997. The average amount of debt outstanding decreased between periods.

          The Company s income tax provision was calculated using a rate of approximately 43 percent and 39 percent for the three month periods ended June 30, 1998 and 1997, respectively.

          As a result of the foregoing, the Company recorded net income of $3,227,000 for the three months ended June 30, 1998, as compared to a net loss of $153,000 for the three months ended June 30, 1997.

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

          Revenue for the six months ended June 30, 1998, was $4,310,000, representing a decrease of $2,749,000, or approximately 39 percent, from $7,059,000 for the six months ended June 30, 1997. The decrease in total revenue was primarily attributable to the Company s demolition operations, which generated revenue of approximately $4,310,000 for the six months ended June 30, 1998, compared to approximately $7,059,000 for the same period in 1997. In addition, discontinued operations from solid waste management services experienced a decrease in revenue of $86,000 to $16,693,000 for the six months ended June 30, 1998, compared to $16,779,000 for the same period in 1997. The decrease was primarily the result of closures of facilities and sales of operating assets, including customer contracts, partially offset by revenues generated from new municipal solid waste service contracts.

          Operating expenses for the six months ended June 30, 1998, were $3,553,000, representing a decrease of $1,838,000, or approximately 34 percent, from $5,391,000 for the six months ended June 30, 1997. Operating expenses include fees charged by landfills for waste disposal (which to date has been the largest component of the Company s operating expenses), direct labor costs associated with the collection, transfer, and recycling of waste, and depreciation. The decrease in operating expenses was attributable primarily to volume-related decreases in certain major operational expenses; such as, landfill fees and direct labor costs related to the Company s demolition operations.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (continued)

          For continuing operations, Selling, general, and administrative expenses for the six months ended June 30, 1998, were $365,000, representing a decrease of $195,000, or approximately 35 percent, from $560,000 for the six months ended June 30, 1997. The decrease in selling, general and administrative expenses is primarily attributable to lower costs associated with reduced volumes of services and management s actions to reduce overhead costs. For discontinued operations, selling, general and administrative expenses for the six months ended June 30, 1998, were $2,353,000, representing a decrease of $1,611,000, or 41 percent, from $3,964,000 for the same period in 1997. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management s actions to reduce overhead costs.

          The Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash. This transaction, combined with the Company s sale of certain other vehicles, waste containers, and equipment during the three months ended June 30, 1998, resulted in a non-operating gain of approximately $5,263,000. These assets were primarily utilized in the Company s commercial and residential waste collection services. This gain is included in income from discontinued operations for the three- and six-month periods ended June 30, 1998.

          Revenues and costs for the remainder of the year will be substantially decreased primarily due to the expected sale of the solid waste operations during the third quarter of 1998. See Note 6 for additional information regarding the sale. Solid waste operations comprise approximately 75 percent of revenues and operating expenses.

          Interest expense, net of interest income, for the six months ended June 30, 1998, was $172,000 as compared to $136,000 for the six months ended June 30, 1997. The average amount of debt outstanding was consistent between periods.

          The Company s income tax provision was calculated using a rate of approximately 35 percent and 39 percent for the six month periods ended June 30, 1998 and 1997, respectively.

          As a result of the foregoing, the Company recorded net income of $3,448,000 for the six months ended June 30, 1998, as compared to a net loss of $133,000 for the six months ended June 30, 1997.



      Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1998, the Company had a working capital surplus of $14,411,000 compared to a working capital surplus of $4,997,000 at December 31, 1997. Working capital was impacted primarily by increases in cash, amounts due from affiliates, and income tax payable. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliate (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At June 30, 1998, the Company had cash of $4,273,000. On May 31, 1998, the Company sold its Jacksonville area operating assets and certain of its Miami area operating assets to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash.

          Net cash provided by operating activities during the six months ended June 30, 1998, was $4,125,000 compared to $277,000 for the six months ended June 30, 1997. The increase in cash provided by operating activities was due primarily to net income earned during 1998, net of changes in certain operating assets and liabilities (primarily income from and changes in net assets in discontinued operations, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and accrued expenses).

          Net cash provided by investing activities during the six months ended June 30, 1998, was $4,736,000 as compared to net cash used in investing activities of $1,290,000 for the six months ended June 30, 1997. The increase in cash provided by investing activity is primarily attributable to a gain of $5,263,000 from the sale of assets of discontinued operations.

          Net cash used in financing activities during the six months ended June 30, 1998, was $6,703,000 as compared to net cash provided by financing activities of $1,450,000 for the six months ended June 30, 1997. This was primarily a result of repayment of cash advances from Kimmins Corp., as well as repayments of long-term debt.

          During the six months ended June 30, 1998 and 1997, the Company s average trade receivables were outstanding for 35 and 45 days, respectively. Both averages were based on the first six months of revenue annualized and compared to the trade receivable balances at quarter end. Management believes that the number of days outstanding for its receivables approximates industry norms. Credit is extended based on an evaluation of the customer s financial condition. Credit losses are provided for in the financial statements and have been within management s expectations.

          During the six months ended June 30, 1998 and 1997, the Company s average trade payables were extended for 36 and 28 days, respectively. Both averages were based on the first six months of operating and selling, general, and administrative expenses annualized and compared to trade payable balances at quarter end.



      Item 2.          MANAGEMENT S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

                     LIQUIDITY AND CAPITAL RESOURCES (continued)

          As of June 30, 1998, the Company is a co-borrower with joint and several liability on approximately $4,244,000 of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1998, maintenance of a consolidated tangible net worth, as defined, of not less than $7,500,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented and for all of 1998, the Company believes that Kimmins has complied with or obtained waivers for all loan covenants.

          Francis M. Williams has guaranteed approximately $7,817,000 of the total notes payable of $11,334,000.

          The lenders prime and base rates under the Company s notes were 8.5 percent at June 30, 1998.

          Included in the notes payable of approximately $11,334,000 are equipment notes of the Company for $3,647,000 that are due in July 1998. The Company has executed a commitment agreement that refinances the $3,647,000 until January 1, 2000 and, accordingly, has classified the debt pursuant to the expected maturity schedule.

          The Company has no current material commitments for capital expenditures relating to any other new facilities, other than to acquire vehicles and equipment estimated to be approximately $3,500,000 for the City of Cape Coral Contract, which begins October 1, 1998. Cash of approximately $41,000,000 is anticipated from the sale of the Company s solid waste subsidiary, which is expected to close on August 31, 1998. See Note 6 for additional information regarding the sale.

          Historically, inflation has not had a material effect on the Company s operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

      New Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards No. 128, Earnings per Share ( SFAS No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company adopted the provisions of Statement 128 No. effective December 31, 1997. All earnings per share accounts for all periods presented have been restated to conform to the Statement No. 128 requirements.



      Item 2.          MANAGEMENT S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ( SFAS No. 130"). SFAS No. 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders equity exclusive of transactions with owners such as capital contributions and dividends. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of SFAS No. 130, but does not expect its effect to be material.

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ( SFAS No. 131"), which supercedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company s operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company s management. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. Management is currently assessing the impact of SFAS No. 131, but does not expect its effect to be material.

          The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up costs, including organizational costs, should be expensed as incurred under the new SOP. The SOP would be effective for most entities for fiscal years beginning after December 15, 1998. The SOP will require the Company, upon adoption, to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. Therefore, in the first quarter of 1999, the Company may have to write off the remaining unamortized balance of contract start-up costs of approximately $330,000 at December 31, 1998. If the anticipated sale of the Company s solid waste subsidiary occurs, the Company will have no capitalized start-up costs remaining at December 31, 1998.

      Impact of Year 2000

          Some of the Company s older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using 00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.



      Item 2.          MANAGEMENT S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project is estimated to be immaterial to the financial statements. To date, the Company s incremental costs for assessment of the Year 2000 issue, the development of a modification plan, and the purchase of new software have been insignificant.

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

          The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management s best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.



      Item 2.          MANAGEMENT S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Forward-Looking Information

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

      Item 3.               QUANTITATIVE AND QUALITATIVE
                            DISCLOSURES ABOUT MARKET RISK

          Not required pursuant to Item 305, General Instruction 1.



                             PART II - OTHER INFORMATION


      Item 1.  Legal proceedings

          During June 1997, Kimmins Recycling Corp. ( KRC ), St. Lucie County, a political subdivision of the State of Florida, and the City of Fort Pierce, a municipality organized under the laws of the State of Florida, were notified of a class action lawsuit filed in the Nineteenth Judicial Circuit Court of Florida by three residents of St. Lucie County. This action challenged the propriety of certain contract provisions included in KRC s solid waste and recyclable materials collection service agreement with St. Lucie County, which allow KRC to place liens on the property of delinquent service recipients. The court, permitting KRC to file counterclaims against the class members, has with KRC s consent certified the existence of a class. KRC, the county, and the city have filed motions for summary judgement against the class plaintiff s claim, which was heard on May 26, 1998. On June 12, 1998, the Court granted summary judgement in favor of KRC, the County, and the City. At December 31, 1997, the total amount of lien rights was approximately $474,000.

      Item 2.  Changes in securities

          None

      Item 3.  Defaults upon senior securities

          None

      Item 4.  Submission of matters to a vote of security holders

          None

      Item 5.  Other information

          Effective with the close of business on June 10, 1998, the Company s stock was delisted from the Nasdaq National Market because the Company could not satisfy the market value public float requirement and was delinquent in filing its 1997 Form 10-K and its 1998 first quarter Form 10-Q. The Company recently applied to Nasdaq to initiate listing with the OTC Bulleting Service, which became effective on August 17, 1998.



      Item 6.  Exhibits and reports on Form 8-K

               (a) The following documents are filed as exhibits to this Form 10-Q:

                    27.1 - Financial Data Schedule - 1998 (for SEC use only)
                    27.2 - Financial Data Schedule - 1997 (for SEC use only)

               (b)  Reports on Form 8-K:

                    On May 27, 1998, the Company filed a Form 8-K announcing the sale of operating assets related to the Jacksonville facility and certain operating assets related to the Miami facility. On August 4, 1998, the Company filed an amended Form 8-K that included the Asset Purchase Agreement relating to the sale.

                    On July 27,  1998, the Company filed a Form  8-K announcing the  sale of the common stock of Kimmins Recycling Corp. On
                    August  4, 1998, the Company filed an amended Form 8-K that included the Stock Purchase Agreement relating to the sale.



                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRANSCOR WASTE SERVICES, INC.


                                    By:  /S/ JOSEPH M. WILLIAMS
                                        ---------------------------------------
                                        Joseph M. Williams
                                        President
      August 19, 1998

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 19, 1998.



      Date:  August 19, 1998         By:  /s/ JOSEPH M. WILLIAMS
            -----------------             ------------------------------------
            -
                                          Joseph M. Williams
                                          President
                                          (Principal Executive Officer)



      Date:  August, 19, 1998        By:  /s/ NORMAN S. DOMINIAK
            ------------------            ------------------------------------
            -
                                          Norman S. Dominiak
                                          Treasurer    and    Chief   Financial
                                          Officer
                                          (Principal Accounting and
                                          Financial Officer)