Form 10-Q
period 1998-09-30
TRANSCOR WASTE SERVICES INC
filed 1998-11-24
CIK 894096

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark  One]
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

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


      (Registrant's telephone number, including area code): (813) 248-5885

                                 Not applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

The number of shares of Common Stock outstanding on November 6, 1998, was 3,913,300 shares.


--------------------------------------------------------------------------------

                          TRANSCOR WASTE SERVICES, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                              PAGE
PART I.           FINANCIAL INFORMATION

                  Item 1.     Consolidated balance sheets at December 31, 1997 and
                                September 30, 1998 (unaudited)................................................1 - 2

                              Consolidated statements of operations for the three months and nine months ended September 30, 1997 and 1998 (unaudited).....................3 - 4

                              Consolidated statements of cash flows for the nine months ended
                                September 30, 1997 and 1998 (unaudited)...........................................5

                              Notes to consolidated financial statement......................................6 - 14

                  Item 2.     Management's discussion and analysis of financial condition and results of operations...................................................15 - 22

                  Item 3.    Quantitative and qualitative disclosures about market risk..........................22


PART II.          OTHER INFORMATION

                  Item 1.     Legal proceedings..................................................................23

                  Item 2.     Changes in securities..............................................................23

                  Item 3.     Defaults upon senior securities....................................................23

                  Item 4.     Submission of matters to a vote of security holders................................23

                  Item 5.     Other information..................................................................23

                  Item 6.     Exhibits and reports on Form 8-K...................................................23

                              Signatures.........................................................................24

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                          TRANSCOR WASTE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                       December 31,            September 30,
                                                                           1997                   1998
                                                                                                (unaudited)

Current assets:
         Cash......................................................    $     2,115,510       $    9,171,061
         Marketable securities. . . . . . . . . . . . . . . . . .  . . .           ---           21,859,210
         Accounts receivable - trade, net..........................           1,364,772           1,676,740
         Costs and estimated earnings in excess of billings on
           uncompleted contracts...................................             415,514             344,358
         Income tax refund receivable..............................             143,672                 ---
         Deferred income taxes.....................................             720,410             375,000

         Other current assets......................................              48,771              65,202
         Net assets of discontinued solid waste management
           operations..............................................           7,265,280                 ---
                                                                             ----------          ----------
              Total current assets  ...............................          12,073,929          33,491,571
                                                                             ----------          ----------
Property and equipment, net........................................             312,748             301,093
Property held for sale.............................................             410,681           1,209,895
Due from affiliate.................................................           4,040,110           1,079,369
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     ---                    20,798
                                                                            -----------          ----------
              Total assets.........................................         $16,837,468         $36,102,726
                                                                            ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements

                          TRANSCOR WASTE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                       December 31,           September 30,
                                                                           1997                   1998
                                                                                               (unaudited)

Current liabilities:
         Accounts payable, trade...................................    $       541,104           $1,190,728
         Income tax payable........................................                ---              117,435
         Accrued expenses..........................................            954,432            2,225,206
         Billings in excess of costs and estimated earnings
           on uncompleted contracts................................             15,978              384,853
     Current portion of long-term debt . . . . . . . . . . . . . . .                                  4,203
                                                                             ---------           ----------
              Total current liabilities............................          1,511,514            3,922,425
                                                                             ---------           ----------
Long-term debt, net of current maturities (including debt
         owed to Kimmins of $2,003,258 at December 31, 1997
         and September 30, 1998)...................................          2,003,258            2,319,859
Deferred income taxes..............................................          2,267,742                  ---
Commitments and contingencies......................................                ---                  ---

Stockholders' equity:
         Preferred stock, $.001 par value; 1,000,000 shares
           authorized; none issued and outstanding.................                ---                 ---
         Capital stock, $.001 par value; 10,000,000 shares
           authorized; 4,010,000 shares issued and 4,000,000
           shares outstanding......................................              4,010               4,010
         Capital in excess of par value............................         12,193,547          11,675,547
         Retained earnings (deficit)...............................         (1,094,597)         18,733,883
     Unrealized loss on securities net of tax of $11,000. . . .                 ---               (140,790)
                                                                             ---------          ----------
                                                                             11,102,960          30,272,650
         Less treasury  stock, at cost (10,000 and 87,000 shares at
         December 31,1997 and September 30, 1998, respectively)....            (48,006)           (412,208)
                                                                             ---------          ----------
              Total stockholders' equity...........................         11,054,954          29,860,422
                                                                             ---------          ----------
              Total liabilities and stockholders' equity...........        $16,837,468         $36,102,726
                                                                           ===========         ============


The accompanying notes are an integral part of these consolidated financial statements

                          TRANSCOR WASTE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Three months ended September 30,
                                                                           1997                1998
                                                                        (unaudited)         (unaudited)

Revenue............................................................        $ 2,541,886         $ 2,086,431

Expenses:
         Operating expenses........................................          2,262,985           2,250,824
         Selling, general, and administrative expenses.............            218,851             347,896
                                                                             ---------           ----------
Operating income (loss)............................................             60,050            (512,289)

Interest income, net of expense....................................             66,606              90,717
                                                                             ---------           ----------

Income (loss) from continuing operations before income                          126,656           (421,572)
taxes..............................................................

Provision for income taxes (benefit). . . . . . . . . . . . . . . .              49,291           (139,064)
                                                                              ---------          ----------

Income (loss) from continuing operations...........................              77,365           (282,508)

Discontinued operations:
     Gain on sale of discontinued solid waste division net of
       tax of $9,162,149. . . . . . . . . . . . . . . . . . . . . . .               ---          16,662,818
     Loss from discontinued solid waste division
            (less applicable tax provision of ($893,283)
            in 1997)...............................................           (1,397,191)           ---
                                                                              -----------        ----------

Income (loss) from discontinued operations                                    (1,397,191)        16,662,818
                                                                              -----------        ----------

Net income (loss)..................................................        $  (1,319,826)       $16,380,310
                                                                           ==============       ===========

Share data:
         Basic income per share from continuing operations.........        $        (.33)       $      (.07)
                                                                           ==============       ============
         Diluted income per share from continuing operations.......        $        (.32)       $      (.07)
                                                                           ==============       ============


         Basic income (loss) per share from discontinued
           operations..............................................        $     -              $     4.19
                                                                           ==============       ============
         Diluted income (loss) per share from discontinued
           operations..............................................        $      -             $     4.19
                                                                           ==============       ============

         Total basic income (loss) per share.......................        $       (.33)        $     4.12
                                                                           ==============       ============
         Total diluted income (loss) per share.....................        $       (.32)        $     4.12
                                                                           ==============       ============

Weighted average number of shares outstanding used in computations:
            Basic..................................................           4,000,000           3,977,109
                                                                           ==============       ============
            Diluted................................................           4,041,470           3,977,109
                                                                           ==============       ============


 The accompanying notes are an integral part of these consolidated financial statements

                          TRANSCOR WASTE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Nine months ended September 30,
                                                                           1997                1998
                                                                        (unaudited)         (unaudited)
Revenue............................................................     $  9,601,267     $ 6,396,808

Expenses:
         Operating expenses........................................        7,654,167       5,803,479
         Selling, general, and administrative expenses.............          778,383         713,313
                                                                        ------------     -----------
Operating income (loss) ...........................................        1,168,717        (119,984)

Interest income, net of expense....................................         (202,575)        262,511
                                                                        ------------     -----------
Income from continuing operations before income taxes..............        1,371,292         142,527

Provision for income taxes (benefit) . . . . . . . . . . . . . . . .         534,699          55,585
                                                                        ------------     -----------
Income from continuing operations..................................          836,593          86,942

Discontinued operations:
         Gain on sale of discontinued solid waste division net of
            tax of $11,164,205. . . . . . . . . . . . . . . . . . . . . .       ---       19,921,581
     Loss from discontinued solid waste management
            operations (less applicable tax benefit of $1,280,000 in
            1997 and $81,593 tax provision in 1998.................       (2,289,368)       (180,043)
                                                                        ------------      ----------
Income (loss) from discontinued operations                                (2,289,368)     19,741,538
                                                                        ------------      ----------
         Net income (loss).........................................    $  (1,452,775)   $ 19,828,480
                                                                       =============    ============
Share data:
         Basic income per share from continuing operations.........    $        (.36)   $        .02
                                                                       =============    ============
         Diluted income per share from continuing operations.......    $       (.33)    $        .02
                                                                       =============    ============
         Basic income (loss) per share from discontinued
           operations..............................................    $         -      $       4.94
                                                                       =============    ============
         Diluted income (loss) per share from discontinued
           operations..............................................    $         -      $       4.90
                                                                       =============    ============
         Total basic income (loss) per share.......................    $       (.36)    $       4.97
                                                                       =============    ============
         Total diluted income (loss) per share.....................    $       (.33)    $       4.96
                                                                       =============    ============
Weighted average number of shares outstanding used in computations:
            Basic..................................................       4,061,029        3,992,286
                                                                       =============    ============
           Diluted................................................        4,061,029        4,026,844
                                                                       =============    ============

              The accompanying notes are an integral part of these consolidated financial statements

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          TRANSCOR WASTE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine months ended September 30,
                                                                           1997                1998
                                                                        (unaudited)         (unaudited)

Cash flows from operating activities:
         Net income from continuing operations.....................      $   836,953        $    86,942
         Adjustments to reconcile net income from continuing
           operations to net cash provided by operating activities:
              Depreciation and amortization........................       3,164,419              72,081
              Gain on disposal of equipment........................        (563,689)                -
              Changes in operating assets and liabilities:
                  Accounts receivable..............................         988,639           (328,399)
                  Costs and estimated earnings in excess of
                     billings on uncompleted contracts.............        (204,340)            71,156
                  Income tax refund receivable/payable.............        (792,239)        (1,661,225)
                  Other assets.....................................        (579,183)           (20,798)
                  Accounts payable.................................         (49,237)           649,624
                  Accrued expenses.................................         (14,823)         1,270,774
                  Billings in excess of costs and estimated
                     earnings on uncompleted contracts.............        (163,016)           368,875
                                                                         -----------      ------------
         Total adjustments.........................................       1,786,531            422,088
                                                                         -----------      ------------
         Net cash provided by continuing operations................       2,623,124            509,030
         Net loss from discontinued operations...................        (2,289,368)          (180,043)
         Changes in net assets of discontinued operations..........             -            7,265,280
                                                                         -----------      ------------
         Net cash provided by operating activities.................         333,756          7,594,267
                                                                         -----------      ------------
Cash flows from investing activities:
         Capital expenditures......................................      (5,810,279)          (400,000)
         Fixed asset transfers from discontinued operations. . . .              -             (459,640)
     Proceeds from sale of property and equipment..................       1,821,343                -
         Gain on sale of assets of discontinued operations.........             -            19,921,581
     Purchase of marketable securities. . . . . . . . . . . . . . .             -           (4,982,000)
     Investment in Eastern stock. . . . . . . . . . . . . . . . . . .           -          (16,877,210)
     Unrealized loss on marketable securities. . . . . . . . . . .                            (140,790)
                                                                         -----------       ------------
Net cash provided by (used in) investing activities................      (3,988,936)        (2,938,059)
                                                                         -----------       ------------
Cash flows from financing activities:
         Proceeds from long-term debt..............................       4,272,544            320,804
         Repayment of long-term debt...............................      (3,443,336)               -
         Proceeds from advances to Kimmins.........................       6,061,980
         Repayment of advances from Kimmins........................             -             2,960,741
         Reduction in paid in capital from Kimmins.................             -              (518,000)
         Purchase of treasury stock. . . . . . . . . . . . . . . . . .          -              (364,202)
                                                                         -----------        ------------
Net cash provided by (used in) financing activities................        6,891,188          2,399,343
                                                                         -----------        ------------
Net increase (decrease)  in cash...................................        3,236,008          7,005,551
Cash, beginning of period..........................................        1,437,788          2,115,510
                                                                        ------------       -------------
Cash, end of period................................................     $  4,673,796       $  9,171,061
                                                                        -------------      -------------

                         TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDTED FINANCIAL STATEMENTS


1.       Organization and summary of significant accounting policies

         Organization - TransCor Waste Services, Inc. (the "Company") was formed on November 6, 1992, as a subsidiary of Kimmins Corp. ("Kimmins"). As of September 30, 1998, Kimmins owns approximately 83 percent of the outstanding common stock of the Company. The Company provided solid waste management services to commercial, industrial, residential, and municipal customers in the state of Florida. The Company is winding down its demolition services and will transfer those operations to Kimmins. The Company sold the stock of its wholly owned subsidiary, Kimmins Recycling Corp (KRC) to a competitor on September 2, 1998. As a result of the sale, the Company exited the solid waste industry.

         Basis  of   presentation  -  The   accompanying   unaudited   condensed
consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1997, included in the Company's Form 10-K dated December 31, 1997, as filed with the United States Securities and Exchange Commission.

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

         Other assets - Other assets consist primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1997 and 1998, which are being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which are amortized over the term of the loans. All pre-contract costs capitalized as of December 31, 1997, are held by KRC, which was sold effective August 31, 1998. Accordingly, pre-contract costs are included in "net assets of discontinued operations" at December 31, 1997. There are no capitalized pre-contract costs at September 30, 1998.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Organization and summary of significant accounting policies (continued)

         Earnings per share - Net income (loss) per share is computed based on the weighted average number of shares of capital stock. Diluted earnings per share includes unexercised stock options assuming an average stock price. The convertible subordinated debt was not included in the computations because the assumed conversion would be antidilutive.

         Marketable Securities - As a result of the sale of Kimmins Recycling Corp. (KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of $21,859,000 as of September 30, 1998. The Company's cost basis in these investments is $22,000,000, and the unrealized loss of approximately 141,000, net of deferred income taxes of approximately $89,000, is reported as a separate component of shareholder's equity.

2.       Property held for sale

         As a result of management's review of the Company's various regional solid waste operating facilities, a decision was made to dispose of less profitable operating assets. The Company sold its residential solid waste services contract with St. Lucie County in 1997 to a competitor and ceased operations at its Lantana, Florida, facility. The Company wrote off intangible assets of $183,000 associated with these operations. Also, in accordance with SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote down certain land and buildings that management believed had carrying amounts higher than their fair market value.

         The impairment loss of $590,000 was determined by comparing the carrying amount of impaired assets of approximately $2,834,000 with recent offers on the properties held for sale. The $590,000 impairment loss is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings held at September 30, 1998 and December 31, 1997 which were not included in the sale of TransCor's solid waste services division were carried at $1,210,000 and $411,000 respectively, net of an impairment loss of $90,000 as a long-term asset under the caption "Property held for sale".

         TransCor's land and buildings which were being held for sale and were included in the sale of the solid waste services division are included in the caption "net assets of discontinued solid waste management operations" and are carried net of an impairment loss of $500,000 at $1,834,000 at December 31, 1997.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          3.Property and equipment, net


                                                                       December 31,        September 30,
                                                                           1997                1998
                                                                                            (unaudited)

         Land......................................................    $  3,019,969        $    ---
         Buildings and improvements................................       4,068,476             ---
         Vehicles..................................................      16,936,386             ---
         Waste containers and equipment............................      13,133,877           699,552
         Furniture and fixtures....................................         700,711             4,003
         Construction in progress..................................          48,419             ---
                                                                        -----------        ----------
                                                                         37,907,838           703,555
         Less accumulated depreciation.............................     (12,846,420)         (402,462)
                                                                        -----------        ----------
                                                                         25,061,418           301,093
         Less net property and equipment included in net assets
           of discontinued solid waste management operations.......     (24,748,670)            ---
                                                                        -----------        ----------
         Net property and equipment attributable to assets of
           continuing operations...................................   $     312,748        $  301,093
                                                                      =============        ==========

         Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives, which range from 3 to 30 years. Depreciation expense was $2,765,000 and $2,308,000 for the nine months ended September 30, 1997 and 1998, respectively. For the nine months ended September 30, 1998, $72,000 of depreciation expense was attributable to continuing operations and $2,236,000 was attributable to discontinued operations.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       Long-term debt

                                                                       December 31,        September 30,
                                                                           1997                1998
                                                                                            (unaudited)

          Notes  payable,   due  through  March  1,  2001,
          payable  in  monthly installments  with  interest
          at  varying  rates  up to 9.75  percent, collateralized
          by equipment................................................ $ 14,191,400       $    ---

          Convertible  subordinated  term note to  Kimmins,
          interest  payable in monthly  installments,  principal
          due  December  1, 2003,  interest at bank's base rate
          (8.5 percent) plus 1 percent...............................     2,003,258          2,003,258

          Mortgage notes,  principal and interest payable in monthly installments hrough August 1, 2010,  interest at varying
          rates up to prime plus 1.5 percent, collateralized
          by land and buildings.....................................      4,860,013            320,804
                                                                        -----------          ----------
         Total long-term debt......................................      21,054,671          2,324,062

         Less debt of discontinued operations:
           Long-term debt..........................................     (14,389,103)            ---
           Current portion of long-term debt.......................      (4,662,310)         (4,203)
                                                                        -----------         ----------
         Long-term debt of continuing operations...................    $  2,003,258        $ 2,319,859
                                                                       ============        ===========

         As of September 30, 1998, the Company is a co-borrower with joint and several liability on approximately $3,779,000 of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1998, maintenance of a consolidated tangible net worth, as defined, of not less than $7,500,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented and for all of 1998, the Company believes that Kimmins has complied with or obtained waivers for all loan covenants.

     The lenders' prime and base rates under the Company's notes were 8.5 percent at September 30, 1998.

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

         The Company is using part of the proceeds from the sale of KRC to repurchase Company stock at prevailing market prices. There were 10,000 and 87,000 shares of treasury stock at December 31, 1997 and September 30, 1998, respectively.

6.       Related Party Transactions
         On August 14, 1998, Kimmins, the parent of the Company, acquired an additional 297,200 shares of common stock of the Company for $3,031,000 from Francis M. Williams, President and Chief Executive Officer of Kimmins. The acquisition increased Kimmins' ownership percentage to 81 percent from 74 percent and results in the ability to consolidate the Company and Kimmins for federal income tax purposes on a prospective basis.

7.       Discontinued operations
         On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash. The proceeds exceeded the net book value of the underlying assets sold by approximately $5,200,000. This gain is shown in the Consolidated Statements of Operations as part of "gain on sale of discontinued operations."

         On July 17, 1998, the Company adopted a formal plan to sell its solid waste management services operations to a competitor Eastern Environmental Services, Inc. (EESI). On August 31, 1998 the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts and property and equipment. The selling price was $57,800,000 in the form of cash and EESI common stock.

         Operations for SWMS for the six months ended June 30, 1998 are shown separately in the accompanying income statement. The consolidated statements of operations for the three and nine month periods ended September 30, 1997 have been restated to show separately the operating results of the SWMS operations.

         Net revenues of the SWMS operations for the three and nine month periods ending September 30, 1997 and 1998 were $9,793,000 and $6,679,000, and $32,684,000 and $27,276,000, respectively. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. Approximately $7,610,000 of these net revenues were received after the Company's adoption of the plan to sell the SWMS operations.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       Discontinued operations (continued)

         Information related to the discontinued SWMS operations of KRC for the three- and nine-month periods ended September 30, 1998, is as follows:


                                                                       Three months         Nine months
                                                                           ended               ended
                                                                       September 30,       September 30,
                                                                           1998                1998
                                                                        (unaudited)         (unaudited)

         Net revenue...............................................   $   4,833,000       $  21,526,000
         Operating expenses........................................       4,384,000          18,176,000
         Selling, general and administrative expenses..............       1,650,000           4,002,000
                                                                      --------------      --------------
         Operating income..........................................      (1,201,000)           (652,000)
         Non-operating gain on sale of assets......................        (458,000)          4,805,000
         Interest expense, net.....................................         221,000             913,000
                                                                      --------------      --------------
         Income before provision for income taxes.................       (1,880,000)          3,240,000
         Income taxes..............................................        (722,000)          1,280,000
                                                                      --------------      --------------
         Net income................................................   $  (1,158,000)       $  1,960,000
                                                                      ==============       =============


         Assets and liabilities of the discontinued SWMS operations sold consisted of the following:


                                                                     August 31, 1998       December 31, 1997
                                                                     ---------------       -----------------
Accounts receivable                                                  $  2,443,670          $  3,885,857
Other current assets                                                    2,215,369               572,951

Property and equipment                                                 25,843,325            27,583,052
Intangible assets                                                          74,898               606,975
Other assets                                                              826,892             1,142,205
                                                                    -------------          ------------
     Total assets                                                      31,404,154            33,579,478

Current liabilities                                                    10,017,834            26,525,760
                                                                    -------------          ------------
     Net assets disposed of                                         $  21,386,320          $  7,265,280
                                                                    =============          ============


         Net assets sold have been separately classified in the accompanying balance sheet at December 31, 1997.

         The sale of the Company's SWMS operations to EESI for approximately $57,800,000 resulted in a gain of approximately $19,922,000 net of taxes approximately $11,164,000. Approximately $15.1 million of the cash proceeds were used to pay off debt on the property and equipment of the SWMS operations. An additional $6.6 million was used to fund the working capital deficit of the SWMS operations at August 31, 1998.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Earnings per share

     As required by Financial Accounting Standards Board Statement No. 128, the following tables set forth the computation of basic and diluted earnings per share:


                                                                              Three months ended
                                                                                 September 30,
                                                                           1997                1998
                                                                           ------------------------



      Numerator:

         Income from continuing operations.........................        $   77,365       $ (282,508)
         Adjustment for basic earnings per share...................               -                -
                                                                           ----------       -----------
         Numerator for basic earnings per share - income
           available to common stockholders........................            77,365         (282,508)
         Effect of dilutive securities:
         Interest on convertible subordinated term note............               -                -
         Less tax effect of interest...............................               -                -
                                                                          -----------       -----------
         Numerator for diluted earnings per share:
           Income from continuing operations.......................            77,365         (282,508)
           Income (loss) from discontinued operations..............        (1,397,191)       6,662,818
                                                                          ------------      -----------
         Income (loss) applicable to common stockholders
            after assumed conversions..............................       $(1,319,826)     $16,380,340
                                                                          ============     ============
         Denominator:

         Denominator for basic earnings per share -
           weighted-average shares.................................         4,000,000        3,977,109
         Effective of dilutive securities:
         Stock options.............................................            41,570              -
         Warrants..................................................               -                -
         Convertible subordinated term note........................               -                -
                                                                           ----------       ----------
         Dilutive potential common shares..........................            41,570              -
                                                                           ----------       ----------
         Denominator for diluted earnings per share -
           adjusted weighted-average shares and assumed
           conversions.............................................         4,041,570        3,977,109
                                                                          ===========      ===========
         Basic income (loss) per share from continuing
           operations..............................................       $       .02     $      (.07)
                                                                          ===========      ===========
         Diluted income (loss) per share from continuing
           operations..............................................       $     (.02)     $      (.07)
                                                                          ===========      ===========
         Basic income (loss) per share from discontinued
           operations..............................................       $     (.35)     $       4.19
                                                                          ===========      ===========
         Diluted income (loss) per share from discontinued
           operations..............................................       $     (.35)     $       4.19
                                                                          ===========      ===========
         Total basic income (loss) per share.......................       $     (.33)     $       4.12
                                                                          ===========      ===========
         Total diluted income (loss) per share.....................       $     (.33)     $       4.12
                                                                          ===========      ===========







8.       Earnings per share (continued)


                                                                               Nine months ended
                                                                                 September 30,
                                                                           1997                1998
                                                                          ----------------------------
         Numerator:

         Income from continuing operations.........................       $   836,593      $   86,942
         Adjustment for basic earnings per share...................             -                 -
                                                                          ------------     -----------
         Numerator for basic earnings per share - income
           available to common stockholders........................           836,593          86,942
         Effect of dilutive securities:
         Interest on convertible subordinated term note............               -               -
         Less tax effect of interest...............................               -               -
                                                                          ------------     -----------
         Numerator for diluted earnings per share:
           Income from continuing operations.......................           836,593          86,942
           Income (loss) from discontinued operations..............         2,289,368)     19,741,538
                                                                          ------------    ------------
         Income (loss) applicable to common stockholders
            after assumed conversions..............................       $(1,452,775)    $19,828,480
                                                                          ============    ============
         Denominator:

         Denominator for basic earnings per share -
           weighted-average shares.................................          4,000,000      3,992,286
         Effective of dilutive securities:                                      51,041         34,558
         Stock options.............................................                -              -
         Warrants..................................................                -              -
         Convertible subordinated term note........................                -              -
                                                                          -------------   ------------
         Dilutive potential common shares..........................             51,041         34,558
                                                                          -------------   ------------
         Denominator for diluted earnings per share -
           adjusted weighted-average shares and assumed
           conversions.............................................          4,051,041      4,026,844
                                                                          =============   ============

         Basic income per share from continuing operations.........
                                                                          $        .21    $       .02
                                                                          =============   ============
         Diluted income per share from continuing operations.......
                                                                          $        .21    $       .02
                                                                          =============   ============
         Basic income (loss) per share from discontinued
           operations..............................................       $      (.57)    $      4.95
                                                                          =============   ============
         Diluted income (loss) per share from discontinued
           operations..............................................       $      (.57)    $      4.90
                                                                          =============   ============
         Total basic income (loss) per share.......................       $      (.36)    $      4.97
                                                                          =============   ============
         Total diluted income (loss) per share.....................       $      (.36)    $      4.92
                                                                          =============   ============

         Unexercised options to purchase 209,000 shares of common stock for 1998 are included in the above calculations. The convertible subordinated debt and unexercised options to purchase 92,000 shares of common stock for 1997 were not included in the computations of diluted income per share because the assumed conversion would be antidilutive.

9.       Comprehensive Income

         In accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997, the following table summarizes the Company's components of comprehensive income:



                                                      Three Months Ended                     Nine Months Ended
                                                         September 30                           September 30

                                                     1997                1998               1997               1998
                                                     ------------------------               -----------------------
Net Income                                           ($1,319,826)    $16,380,310            ($1,452,775)   $19,828,480
Unrealized losses on securities net
of tax                                                    -              140,790                 -             140,790
                                                      -----------    ------------           ------------   ------------

Comprehensive income                                 ($1,319,826)    $16,239,520            ($1,452,775)   $19,687,690
                                                     ============    ============           =============  ============


  Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

          COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenue from continuing operations for the three months ended September 30, 1998, was $2,086,000, representing a decrease of $455,000, or approximately 18 percent, from $2,542,000 for the three months ended September 30, 1997. The decrease in total revenue was attributable to the Company's demolition operations, as a result of the Company's decision to wind down its demolition operations and transfer them to Kimmins. The Company is no longer bidding on new contracts and expects to complete its remaining contracts by the first quarter of 1999. In addition, discontinued operations from solid waste management services experienced a decrease in revenue of $2,777,000 to $4,832,000 for the three months ended September 30, 1998, compared to $7,610,000 for the same period in 1997 primarily as a result of the sale of KRC to EESI and also to sales of operating assets, including customer contracts.

         Operating expenses for the three months ended September 30, 1998, were $2,251,000, representing a decrease of $12,000, or approximately 1 percent, from $2,263,000 for the three months ended September 30, 1997. The increase in the percentage in operating expenses was attributable primarily to increases in certain major operational expenses; such as, equipment and direct labor costs related to the Company's demolition operations caused by weather related delays.

         For continuing operations, selling, general, and administrative expenses for the three months ended September 30, 1998, were $348,000, representing an increase of $129,000, or approximately 59 percent, from $219,000 for the three months ended September 30, 1997. The increase is primarily attributable to costs associated with the sale of the discontinued SWMS operations. For discontinued operations, selling, general and administrative expenses for the three months ended September 30, 1998, were $1,649,000, representing a decrease of $492,000, or 23 percent, from $2,141,000 for the same period in 1997. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management's actions to reduce overhead costs.

         Revenues and costs for the remainder of the year will be substantially decreased primarily due to the sale of the solid waste operations and the continuation of the winding down of the demolition operations during the fourth quarter 1998. See Note 6 for additional information regarding the sale.

         Interest income, net of interest expense, for the three months ended September 30, 1998, was $91,000 as compared to $67,000 for the three months ended September 30, 1997. The average amount of debt outstanding decreased between periods.

         The Company's income tax provision for continuing operations was calculated using a rate of approximately 37 percent and 39 percent for the three month periods ended September 30, 1998 and 1997, respectively.

         As a result of the foregoing, the Company recorded a loss from continuing operations of $283,000 for the three months ended September 30, 1998, as compared to income of $77,000 for the three months ended September 30, 1997.

         In addition to the continuing operations, the Company incurred no losses from discontinued solid waste management services operations for the three months ended September 30, 1998, representing a decrease of $1,397,000 or approximately 92 percent from $1,397,000 for the three months ended September 30, 1997. The dollar and percentage decrease in losses is primarily attributable to the sale of KRC in August 1998, the sale of certain operating assets in May 1998 and reduced overhead costs such as administrative, sales, marketing and labor costs as a result of facility closures and managements actions to reduce overhead costs.

         The Company's sale of KRC to EESI for approximately $57,800,000 resulted in a gain of $16,663,000 net of taxes of $9,162,000. Also included in the gain are losses of $1,729,000 net of a tax benefit of $1,105,000 from discontinued solid waste management services operations for the period from the measurement date on July 14, 1998 through August 31, 1998.

         The Company reported net income of $16,380,000 for the three months ended September 30, 1998 compared with a net loss of $1,320,000 for the same period during 1997.

                              RESULTS OF OPERATIONS

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenue for the nine months ended September 30, 1998, was $6,397,000, representing a decrease of $3,204,000, or approximately 33 percent, from $9,601,000 for the nine months ended September 30, 1997. The decrease in total revenue was primarily attributable to the Company's demolition operations, as a result of the Company's decision to wind down its demolition operations and transfer them to Kimmins. The Company is no longer bidding on new contracts and expects to complete its remaining contracts by the first quarter of 1999. In addition, discontinued operations from solid waste management services experienced a decrease in revenue of $2,862,000 to $21,526,000 for the nine months ended September 30, 1998, compared to $24,388,000 for the same period in 1997. The decrease was primarily the result of the sale of KRC to EESI and sales of operating assets, including customer contracts.

         Operating expenses for the nine months ended September 30, 1998, were $5,803,000, representing a decrease of $1,851,000, or approximately 24 percent, from $7,654,000 for the nine months ended September 30, 1997. The increase in the percentage in operating expenses was attributable primarily to increases in certain major operational expenses; such as, equipment and direct labor costs related to the Company's demolition operations as a result of weather related delays.

         For  continuing  operations,   Selling,   general,  and  administrative
expenses for the nine months ended September 30, 1998, were $1,713,000, representing a decrease of $65,000, or approximately 9 percent, from $778,000 for the nine months ended September 30, 1997. For discontinued operations, selling, general and administrative expenses for the nine months ended September 30, 1998, were $4,002,000, representing a decrease of $2,103,000, or 34 percent, from $6,105,000 for the same period in 1997. The dollar and percentage decrease in selling, general, and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management's actions to reduce overhead costs.

         The Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for $11,600,000 in cash. This transaction, combined with the Company's sale of certain other vehicles, waste containers, and equipment during the three months ended September 30, 1998, resulted in a gain of approximately $5,263,000. These assets were primarily utilized in the Company's commercial and residential waste collection services. This gain is included in gain on sale of discontinued operations for the nine-month period ended September 30, 1998.

         Revenues and costs for the remainder of the year will be substantially decreased primarily due to the sale of the solid waste operations and the continuation of the winding down of the demolition operations during the fourth quarter of 1998. See Note 6 for additional information regarding the sale.

          Interest income, net of interest expense, for the nine months ended September 30, 1998, was $263,000 as compared to interest expense of $203,000 for the nine months ended September 30, 1997. The average amount of debt outstanding decreased between periods.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (continued)

         The Company's income tax provision for continuing operations was calculated using a rate of approximately 39 percent for both the nine month periods ended September 30, 1998 and 1997.

         As a result of the foregoing, the Company recorded income from continuing operations of $87,000 for the nine months ended September 30, 1998, as compared to income of $837,000 for the nine months ended September 30, 1997.

         In addition the continuing operations, the Company incurred losses from discontinued solid waste management services operations of $180,000 for the nine months ended September 30, 1998, representing a decrease of $2,109,000 or approximately 92 percent from $2,289,000 for the nine months ended September 30, 1997. The dollar and percentage decrease in losses is primarily attributable to the sale of KRC in August 1998, the sale of certain operating assets in May 1998 and reduced overhead costs such as administrative, sales, marketing and labor costs as a result of facility closures and managements actions to reduce overhead costs.

         The Company's sale of KRC to EESI for approximately $57,800,000 resulted in a gain of $19,992,000 net of taxes of $11,164,000. Also included in the gain are losses of $1,729,000 net of a tax benefit of $1,105,000 from discontinued solid waste management services operations for the period from the measurement date on July 14, 1998 through August 31, 1998.

         The Company reported net income of $19,828,000 for the nine months ended September 30,1998 compared with a net loss of $1,453,000 for the same period during 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had a working capital surplus of $29,569,000 compared to a working capital surplus of $10,562,000 at December 31, 1997. Working capital was impacted primarily by increases in cash, and marketable securities. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliate (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At September 30, 1998, the Company had cash of $9,171,000 and marketable securities of $21,859,000.

         Net cash provided by operating activities during the nine months ended September 30, 1998, was $7,594,000 compared to $334,000 for the nine months ended September 30, 1997. The increase in cash provided by operating activities was due primarily to changes in net assets in discontinued operations.

         Net cash used in investing activities during the nine months ended September 30, 1998, was $2,938,000 as compared to $3,989,000 for the nine months ended September 30, 1997. The decrease in cash used in investing activities is primarily attributable to a gain of $19,992,000 from the sale of assets of discontinued operations which was offset by investment in Eastern stock and marketable securities of $21,859,000.

         Net cash provided in financing activities during the nine months ended September 30, 1998, was $2,399,000 as compared to $6,891,000 for the nine months ended September 30, 1997. This was primarily a result of a reduced amount of cash advances from Kimmins in 1998 as compared to 1997.

         During the nine months ended September 30, 1998 and 1997, the Company's average trade receivables were outstanding for 65 and 63 days, respectively. Both averages were based on the first nine months of revenue annualized and compared to the trade receivable balances at quarter end. Management believes that the number of days outstanding for its receivables approximates industry norms. Credit is extended based on an evaluation of the customer's financial condition. Credit losses are provided for in the financial statements and have been within management's expectations.

         During the nine months ended September 30, 1998 and 1997, the Company's average trade payables were extended for 19 and 50 days, respectively. Both averages were based on the first nine months of operating and selling, general, and administrative expenses annualized and compared to trade payable balances at quarter end.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   LIQUIDITY AND CAPITAL RESOURCES (continued)

         As of September 30, 1998, the Company is a co-borrower with joint and several liability on approximately $2,201,000 of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1998, maintenance of a consolidated tangible net worth, as defined, of not less than $7,500,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented and for all of 1998, the Company believes that Kimmins has complied with or obtained waivers for all loan covenants.

         The  Company   has  no  current   material   commitments   for  capital
expenditures relating to any other new facilities, other than to acquire vehicles and equipment estimated to be approximately $3,500,000 for the City of Cape Coral Contract, which begins October 1, 1998. Cash of approximately
$41,000,000  is  anticipated   from  the  sale  of  the  Company's  solid  waste
subsidiary, which closed on August 31, 1998. See Note 6 for additional information regarding the sale.

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

         The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. Start-up costs are defined broadly in the SOP as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up costs, including organizational costs, should be expensed as incurred under the new SOP. The SOP would be effective for most entities for fiscal years beginning after December 15, 1998. As a result of the sale of the Company's solid waste subsidiary, the Company will have no capitalized start-up costs remaining at December 31, 1998.

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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

         Not required pursuant to Item 305, General Instruction 1.

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

           None

Item 3.  Defaults upon senior securities

           None

Item 4.  Submission of matters to a vote of security holders

           None

Item 5.  Other information

           Effective with the close of business on June 10, 1998, the Company's stock was delisted from the Nasdaq National Market because the Company could not satisfy the market value public float requirement and was delinquent in filing its 1997 Form 10-K and its 1998 first quarter Form 10-Q. The Company's application to Nasdaq to initiate listing with the OTC Bulleting Service became effective on August 17, 1998.

Item 6.  Exhibits and reports on Form 8-K

           (a) The following documents are filed as exhibits to this Form 10-Q:
                  27.1 - Financial Data Schedule - 1998 (for SEC use only)
                  27.2 - Financial Data Schedule - 1997(for SEC use only)

           (b) Reports on Form 8-K:

                  On May 27, 1998, the Company filed a Form 8-K announcing the sale of operating assets related to the Jacksonville facility and certain operating assets related to the Miami facility. On August 4, 1998, the Company filed an amended Form 8-K that included the Asset Purchase Agreement relating to the sale.

                  On July 27, 1998, the Company filed a Form 8-K announcing the sale of the common stock of Kimmins Recycling Corp. On August 4, 1998, the Company filed an amended Form 8-K that included the Stock Purchase Agreement relating to the sale. On November 2, 1998 the Company updated the 8-K to include pro-forma information regarding the sale.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRANSCOR WASTE SERVICES, INC.



                                    By:/s/ JOSEPH M. WILLIAMS
                                       Joseph M. Williams
                                       President


November 23, 1998

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 23, 1998.



Date:    November 23, 1998          By:/s/ JOSEPH M. WILLIAMS
                                       Joseph M. Williams
                                       President
                                       (Principal Executive Officer)

Date:    November 23, 1998          By:/s/ NORMAN S. DOMINIAK
                                       Norman S. Dominiak
                                       Treasurer and Chief Financial Officer
                                       (Principal Accounting and Financial
                                         Officer)