Form 10-K405
period 1998-12-31
TRANSCOR WASTE SERVICES INC
filed 1999-04-15
CIK 894096

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K
[MARK ONE]
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                                       OR
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                       For the transition period from to .

                           Commission File No. 1-11822
                     ---------------------------------------
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

           Securities registered pursunt to Section 12(b) of the Act:


                                                      Name of Exchange
           Title of Each Class                       on Which Registered
-------------------------------------------- -----------------------------------
      Common Stock, $.001 par value                         None

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 17,  1999,  there  were  3,728,625  shares of Common  Stock
outstanding.   The   aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant as of March 17, 1999, was $1,847,000.
                          ----------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                          TRANSCOR WASTE SERVICES, INC.

                                    Form 10-K

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                               No.
PART I
     Item 1       Business........................................................................................3
     Item 2       Properties......................................................................................5
     Item 3       Legal Proceedings...............................................................................6
     Item 4       Submission of Matters to a vote of Security Holders.............................................6

PART II
     Item 5       Market for the Registrant's Common Equity and Related Stockholder Matters.......................7
     Item 6       Selected Financial Data.........................................................................8
     Item 7       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations........................................................................9
     Item 7A      Quantitative and Qualitative Disclosures About Market Risk.....................................16
     Item 8       Financial Statements and Supplementary Data....................................................17
     Item 9       Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosures.......................................................................41

PART III
     Item 10      Directors and Executive Officers of the Registrant.............................................42
     Item 11      Executive Compensation.........................................................................43
     Item 12      Security Ownership of Certain Beneficial Owners and Management.................................46
     Item 13      Certain Relationships and Related Transactions.................................................47

PART IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K................................49


         Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of TransCor Waste Services, Inc., and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Risk Factors" in the Company's Registration Statement on Form S-3 (File No. 33-54640).

                                     PART I
Item 1.  Business

The Company

         The Company was incorporated under the laws of the State of Florida on November 6, 1992. The Company is a subsidiary of Kimmins Corp. ("Kimmins"), a publicly held company that provides specialty-contracting services. Kimmins owns approximately 86 percent of the outstanding stock of the Company as of December 31, 1998.

         Discontinued Operations - Solid Waste Management Services

         TransCor Waste Services, Inc. (the "Company") adopted a formal plan to dispose of its solid waste management services operations on July 17, 1998 by selling its wholly owned subsidiary, Kimmins Recycling Corp. (KRC) to Eastern Environmental Services, Inc. (EESI). On August 31, 1998 the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts, property and equipment and goodwill. The selling price was approximately $57,800,000 in the form of cash and EESI common stock. In December 1998, EESI was acquired by Waste Management, Inc. and the Company received stock of Waste Management Inc. in exchange for its EESI stock. The Company formerly provided solid waste management services to commercial, industrial, residential, and municipal customers. In connection with such services, the Company owned and operated fully-permitted construction and demolition ("C&D") transfer and recycling ("T&R") facilities in four of the largest metropolitan regions in the state of
Florida: Jacksonville, Clearwater, Tampa, and Miami. In addition to its T&R operations, the Company collected and disposed of all types of non-hazardous solid waste for industrial and commercial customers in its T&R regions, and it provided residential garbage collection services for several municipalities in Lee County and Hillsborough County, Florida. The Company also engaged, pursuant to several municipal contracts, in the residential curbside collection of a variety of already segregated recyclable forms of solid waste, including such materials as newspapers, cardboard, plastic, metals, and glass.

         Continuing Operations - Demolition Services

         The Company provides demolition services for commercial and residential customers. The Company is currently winding down these operations. It is anticipated that all projects will be completed by the second quarter of 1999. Its demolition services include the razing and dismantling of facilities and structures, the recovery of demolished material for reuse and recycling, and the disposal of non-recycled demolition debris. The typical demolition projects of the Company are single and multistory urban buildings and small warehouses, manufacturing plants, and other facilities. The Company enters into separate demolition contracts for each project, which are usually for a term of less than six months and, to date, have ranged in amounts from approximately $1,500 to $1,775,000. In connection with the Company's demolition activities, the Company uses equipment such as bulldozers, front-end wheel loaders, and roll-off trucks and containers, all of which are stored at the Company's main facility. The Company can provide certain other specialized services involving particular needs of customers. The Company's specialized services include using Company-owned trucks and loaders to remove waste from demolished buildings, burned-out structures, and closed scrap yards and to clean customer sites after natural disasters, such as Hurricane Andrew in South Florida and the tornadoes in the Pinellas County, Florida, area.

For the years ended December 31, 1996, 1997 and 1998, the following table summarizes the percentages of revenue earned on contracts with significant customers in the Company's current operations:

                                     1996       1997       1998
                                     ----       ----       ----

Brewery                              14%        31%          *

Municipality                          4%        19%        10%

Phosphate Mining                      9%        11%         5%
                                   ------    -------     ------
Total from above Customers           27%        61%        15%
                                   ======    =======     ======

                           *Less than 1%

         Future Operations

         As a result of the sale of Kimmins Recycling Corp., the Company exited its main line of business. Using the remaining proceeds from the sale, the Company will operate in as yet undetermined new business lines. The Company is currently investigating opportunities but has not made any determinations as to future operations.

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

         As a result of the sale of KRC, the Company holds approximately 68% of its assets in marketable securities. This could subject the Company to special rules under the Investment Company Act of 1940, as amended. See additional discussion on Page 16 under the Investment Company Act.

Performance Bonds

         The Company is required, in certain instances, to post performance and payment bonds in connection with contracts or projects with government entities and, to a lesser extent, private sector customers. Management believes that bonding coverage is adequate for the size and scope of projects and contracts being performed. Francis M. Williams, Chairman of the Company, has indemnified the performance bond issuer against default by the Company.

Employees

         The Company currently has two employees. Prior to selling KRC, the Company had approximately 250 full-time employees, 2 of whom were executive officers of the Company, 6 of whom were employed in professional capacities, 43 of whom were employed in administrative capacities, 21 of whom were employed as field supervisors and 178 of whom were employed in field operations. No employees are covered by collective bargaining agreements.
The Company considered its relationship with its employees to be satisfactory.


Item 2.  Properties

         The Company's principal executive offices are located at 1501 Second Avenue - East, Tampa, Florida 33605.

         The Company owns the following properties:

         Fort Myers, Lee County, Florida

                  The Company's Fort Myers facility is located on approximately two acres, and is zoned industrial. The facility contains a building of approximately 6,400 square feet and office areas of approximately 2,200 square feet. The Fort Myers facility, which began operations on October 1, 1995, is subject to a mortgage securing indebtedness evidenced by a promissory note with an outstanding principal amount at December 31, 1998, of approximately $319,000. The note matures on August 9, 2000, and bears interest at the rate of 9.25 percent.

                  As a result of the sale of Kimmins Recycling Corp. and its related solid waste franchise agreement with the cities of Cape Coral and Fort Myers, Florida, the Company no longer requires this facility. The Company has this facility listed for sale.

         Nashville, Tennesse

                  The Company owns vacant property in an industrial park near Nashville, Tennessee. The land is undeveloped and listed for sale.

     In August 1998 the Company sold its solid waste management services subsidiary, Kimmins Recycling Corp. to EESI. As part of the sale, the following properties were transferred to EESI: land and buildings in Clearwater (Pinellas County), Fort Myers (Lee County), Fort Pierce (St. Lucie County), Miami (Dade County) and Tampa (Hillsborough County).

         The Company's recorded amount for land, buildings and improvements is approximately $1,208,000 of which approximately $808,000 is classified as property held for sale at December 31, 1998.

Item 3.  Legal Proceedings

         The Company is involved in various legal actions and claims arising in the ordinary course of its business, none of which is expected to have a material effect on the Company's financial position or results of operations.

         During June 1997, Kimmins Recycling Corp. ("KRC"), St. Lucie County, a political subdivision of the State of Florida, and the City of Fort Pierce, a municipality organized under the laws of the State of Florida, were notified of a class action lawsuit filed in the Nineteenth Judicial Circuit Court of Florida by three residents of St. Lucie County. This action challenged the propriety of certain contract provisions included in KRC's solid waste and recyclable materials collection service agreement with St. Lucie County, which allow KRC to place liens on the property of delinquent service recipients. The court, permitting KRC to file counterclaims against the class members, has with KRC's consent certified the existence of a class. KRC, the county, and the city have filed motions for summary judgment against the class plaintiff's claim, which was heard on May 26, 1998. On June 12, 1998, the Court granted Summary Judgment in favor of KRC, the county and the city. The plaintiffs appealed the Summary Judgment and Oral Arguments were held on February 16, 1999. To date, no opinion has been received by the Appellate Court. At December 31, 1998, the total amount of lien rights was approximately $426,000.


Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

         The Company's Common Stock is currently traded on National Association of Securities Dealers, Inc., (NASD) Over-The-Counter (OTC) Bulletin Board. The Company's Common Stock was traded on the Boston Stock Exchange under the symbol "TRW" from March 25, 1993, to August 21, 1995. Prior to March 25, 1993, the Company's Common Stock was not publicly held or traded. The Company's Common Stock was traded on The Nasdaq Stock Market under the symbol "TRCW" from August 21, 1995 until June 10, 1998. Effective with the close of business on June 10, 1998, the Company's stock was delisted from the Nasdaq National Market because the Company could not satisfy the market value public float requirement and was delinquent in filing its 1997 Form 10-K and its 1998 first quarter Form 10-Q. The Company's application to Nasdaq to initiate listing with the OTC Bulletin Board Service became effective on August 17, 1998. The OTC Bulletin Board ("OTCBB") is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq or a national securities exchange. OTCBB securities include national, regional, and foreign equity issues, warrants, units, American Depository Receipts (ADRs) and Direct Participation Programs (DPPs). The OTCBB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with the Nasdaq Stock Market. OTCBB securities are traded by a community of Market Makers that enter quotes and trade reports through a highly sophisticated closed computer network, which is accessed through Nasdaq Workstation II. The OTCBB is unlike the Nasdaq Stock Market in that it:

              * does not impose listing  standards;
              * does not provide automated trade executions;
              * does not maintain relationships  with quoted issuers; and
              * does not have the same obligations for Market Makers.

         The following table sets forth, for the periods indicated high and low bid quotations for the Company's Common Stock as reported by NASDAQ or the OTC Bulletin Board as applicable.

       1998                High            Low
---------------          ---------      ----------

First quarter            $   2.703      $    2.000
Second quarter           $   3.500      $    2.000
Third quarter            $   5.250      $    3.000
Fourth quarter           $   4.875      $    4.125


       1997                 High           Low
---------------          ---------      ----------

First quarter            $    6.875     $    3.500
Second quarter           $    4.500     $    3.000
Third quarter            $    4.125     $    2.875
Fourth quarter           $    3.750     $    2.125

         The closing price of the Company's stock on March 17, 1999, was $3.92. In addition, as of March 17, 1999, there were 28 holders of record of the Common Stock. Many of such holders are brokers and other institutions holding shares in "street names" for more than one beneficial owner.

Dividends

         The Company has not paid any cash dividends since its inception, and the Board of Directors does not plan to declare dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company to support the future acquisition of new lines of business. Certain of the Company's financial institutions' debt agreements contain covenants that prohibit the payment of dividends by the Company without lender approval.

Recent Sales of Unregistered Securities

         The following information relates to equity securities of the Company issued or sold during the year ended December 31, 1998, that were not registered under the Securities Act in 1993, as amended (the "Securities Act").

         The Company issued no securities during 1998 that were exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering.


Item 6.  Selected Financial Data

         The selected financial information set forth below has been derived from the audited financial statements of the Company and should be read in conjunction with the consolidated financial statements, including the notes thereto appearing elsewhere in this report.

         The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, (Earnings Per Share). For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to the Consolidated Financial Statements beginning on page 25.

Historical Operating Statement Data:

                                                         Year ended December 31,
                                                  (In thousands, except per share data)
                                      1994           1995            1996           1997            1998
                                      ----           ----            ----           ----            ----

Revenue                           $   5,951     $      8,751    $     9,504    $    11,236     $     7,250
Expenses:
   Operating Expenses                 4,988            6,913          7,465          9,204           7,129
   Selling, general and
     administrative expenses            162              398            520            611             715
   Management fee to affiliate           89              131            151            337             219
Operating income (loss)                 712            1,309          1,368          1,084           (813)
   Income (loss) from
     continuing operations              475              852            926            878           (240)
Income (loss) from
   discontinued operations            (309)              464        (1,452)        (2,942)          19,431
Net income (loss)                       166            1,316          (526)        (2,064)          19,191
Income (loss) from continuing
   operations per share:
     Basic                        $     .12     $        .21    $       .23    $       .22     $     (.06)
     Diluted                            .12     $        .21    $       .22    $       .21     $     (.06)
Income (loss) from
discontinued
   operations per share:          $   (.08)     $        .12    $     (.36)    $     (.74)     $      4.91
     Basic                            (.08)     $        .11    $     (.35)    $     (.72)     $      4.91
     Diluted
Net income (loss) per share:
   Basic                          $     .04     $        .33    $     (.13)    $     (.52)     $      4.85
   Diluted                        $     .04     $        .32    $     (.13)    $     (.51)     $      4.85
Weighted average number of
   shares of common stock
   used in the calculation
     Basic                            4,025            3,994          3,998          4,000           3,957
     Diluted                          4,025            4,049          4,180          4,064           3,957
Dividends per share                    None             None           None           None            None





Historical Balance Sheet Data:

                                                              December 31
                                                             (In thousands)
                                           1994        1995         1996        1997         1998
                                           ----        ----         ----        ----         ----

   Total assets                       $    17,224  $   20,038  $    19,052  $   17,161  $     32,463
   Working capital                         12,657      10,628        8,111      10,883        22,448
   Net assets of discontinued
      operations                            8,640       6,691        6,073       7,091           -0-
   Long-term obligations, net of
      current maturities                    2,003       2,003        2,003       2,327           315
   Stockholders' equity                    12,318      13,585       13,119      11,055        29,160


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenue represented by certain items reflected in the Company's operations statement data:

                                                         Year Ended December 31
                                                         ----------------------
                                                1996            1997            1998
                                                ----            ----            ----
Revenue                                          100.0%          100.0%           100.0%
Expenses:
   Operating expenses                             78.5%           81.3%            97.1%
   Depreciation                                      0%            0.7%             1.2%
   Selling, general and
     administrative expenses                       5.5%            5.4%             9.9%
   Management fee to affiliate                     1.6%            3.0%             3.0%
                                             -----------     -----------     ------------
Operating income (loss)                           14.4%            9.6%          (11.2%)
Interest income, net                               1.6%            2.4%             5.9%
                                             -----------     -----------     ------------
Income (loss) before provision
   for income taxes (benefit)                     16.0%           12.0%           (5.3%)
Provision for income taxes (benefit)               6.2%            4.5%           (2.0%)
                                             -----------     -----------     ------------
Income (loss) from continuing
   operations                                      9.8%            7.5%           (3.3%)
                                             -----------     -----------     ------------
Income (loss) from discontinued
   operations, net of tax                       (15.3%)         (25.9%)           268.0%
                                             -----------     -----------     ------------
Net income (loss)                                (5.5%)         (18.4%)           264.7%
                                             ===========     ===========     ============


Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

CONTINUING OPERATIONS

         Revenue  for  the  year  ended  December  31,  1998  was  approximately
$7,250,000 representing a decrease of $3,986,000 or 35 percent from approximately $11,236,000 for the year ended December 31, 1997. The decrease in total revenue was primarily attributable to the Company's decision to wind down its demolition operations. The Company is no longer bidding on new contracts and expects to complete its remaining contracts by the first quarter of 1999.

         Operating expenses, including depreciation, for the year ended December 31, 1998 were approximately $7,129,000 representing a decrease of $2,075,000 or 23 percent, from approximately $9,204,000 for the year ended December 31, 1997. The decrease in operating expenses is mainly attributable to a reduced level of operations, resulting from management's decision to wind down the demolition operations. The increase in the percentage in operating expenses was attributable primarily to increases in certain major expenses; such as, equipment and direct labor costs related to the Company's demolition operations as a result of weather related delays and cost overruns.

         Selling, general and administrative expenses, including management fees, for the year ended December 31, 1998 were approximately $934,000 representing a decrease of $14,000 or 1 percent from approximately $948,000 for the year ended December 31, 1997.

         Interest and dividend income, net of interest expense for the year ended December 31, 1998 was approximately $429,000 as compared to approximately $271,000 for the year ended December 31, 1997. The average amount of debt outstanding decreased between periods. In addition, the Company received approximately $17,000,000 of marketable securities as proceeds on the sale of Kimmins Recycling Corp. and purchased approximately $5,000,000 of additional marketable securities during the year ended December 31, 1998.

         The Company's income tax benefit for continuing operations was calculated using a rate of approximately 37.5 percent for the year ended December 31, 1998. The Company's income tax provision for continuing operations was calculated using a rate of approximately 38 percent for the year ended December 31, 1997.

         As a result of the foregoing, the Company recorded a loss from continuing operations of approximately $240,000 for the year ended December 31, 1998 as compared to income of approximately $843,000 for the year ended December 31, 1997.

DISCONTINUED OPERATIONS

         Discontinued operations from solid waste management services experienced a 34 percent decrease in revenue of $11,068,000 to approximately $21,526,000 for the year ended December 31, 1998, compared to approximately
$32,594,000 for the same period in 1997. The decrease was primarily the result of the August, 1998 sale of Kimmins Recycling Corp. to EESI and other sales of operating assets, including customer contracts.

         Operating expenses, including depreciation, for the year ended December 31, 1998 were approximately $18,176,000 representing a decrease of $9,593,000 or 35 percent, from approximately $27,769,000 for the year ended December 31, 1997. This decrease in the percentage of operating expenses was attributable primarily to the August, 1998 sale of Kimmins Recycling Corp.

         Selling, general and administrative expenses, including management fees for the year ended December 31, 1998 were approximately $4,002,000 representing a decrease of $4,091,000 or 51 percent, from approximately $8,093,000 for the same period in 1997. The dollar and percentage decrease in selling, general and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that are associated with facilities that have been closed or sold and from management's actions to reduce overhead costs.

         The Company incurred losses from discontinued solid waste management services operations of approximately $180,000 up to the measurement date in the year ended December 31, 1998 representing a decrease of $2,762,000 or 94 percent from approximately $2,942,000 for the year ended December 31, 1997. See Note 18 to the Consolidated Financial Statements. The dollar and percentage decrease in losses is primarily attributable to reduced overhead costs such as administrative, sales, marketing and labor costs as a result of facility closures and management's actions to reduce overhead costs.

         The Company, in May 1998, sold its Jacksonville area solid waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to EESI for approximately $11,600,000 in cash. This transaction combined with the Company's sale of certain other vehicles, waste containers and equipment resulted in a gain of approximately $5,263,000. These assets were primarily utilized in the Company's commercial and residential waste collection services. This gain is included in gain on sale of discontinued operations for the year ended December 31, 1998.

         The Company's sale of Kimmins Recycling Corp. to EESI for approximately $57,800,000, combined with the May 1998 sale of $11,600,000, resulted in a gain of $19,611,000 net of taxes of $11,861,000. Also included in the gain are losses of approximately $1,729,000 net of a tax benefit of $1,105,000 from discontinued solid waste management services operations for the period from the measurement date on July 14, 1998 through August 31, 1998.

         The Company reported income from discontinued operations of approximately $19,431,000 for the year ended December 31, 1998 compared with a loss of approximately $2,907,000 for the same period during 1997. The increase in income from discontinued operations is mainly attributable to the gain on the sale of Kimmins Recycling Corp.
in August 1998.

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

CONTINUING OPERATIONS

         Total revenue for the year ended December 31, 1997 was approximately $11,236,000 representing an increase of approximately $1,732,000 or 18 percent from approximately $9,504,000 for the year ended December 31, 1996. The net increase in total revenue of approximately $1,732,000 is primarily attributable to a one-time increase in revenue as a result of a large contract with a national company to demolish an obsolete brewery. The contract generated approximately $3,440,000 and $1,318,000 respectively for the years ended December 31, 1997 and 1996.

         Price increases impacted total revenues by less than 3% for both years.

         Operating expenses, including depreciation, for the year ended December 31, 1997 were approximately $9,204,000 representing an increase of $1,739,000 or 23 percent from approximately $7,465,000 for the year ended December 31, 1996. Operating expenses include direct labor, equipment rental, hauling and disposal costs. The dollar increase in operating expenses is attributable to the growth in operations as evidenced by the 18 percent increase in revenue. The increase in operating expenses, as a percentage of total revenue, was primarily attributable to a single job, which incurred approximately $618,000 of losses during 1997. The $618,000 loss was the result of cost overruns on a bridge demolition project.

         Selling, general and administrative expenses, including management fees, for the year ended December 31, 1997 were approximately $948,000 representing an increase of $277,000 or 41 percent from approximately $671,000 for the year ended December 31, 1996. The increase in selling, general and administrative costs is attributable to the growth in operations. Administrative staff increases as a result of the Company's decision to open field offices in Jacksonville and Lantana, Florida to expand demolition operations. Additionally, the increase of selling, general and administrative expenses as a percentage of total revenue is partly attributable to management fees charged to the Company by Kimmins. Management's fees, which are based on revenue, increased as a percentage as a result of an increase in the fees from 1.5 percent to 3.0 percent of revenue. The management fee covers the costs of certain executive, administrative and financial services provided by Kimmins.

         Interest income, net of interest expense, for the year ended December 31, 1997 was approximately $271,000 representing an increase of $121,000 or 81 percent from approximately $150,000 for the year ended December 31, 1996. The increase is mainly attributable to interest from Kimmins on advances. The average balance receivable was higher in 1997 then in 1996.

     The Company's income tax expense for continuing operations for the years ended December 31, 1997 and 1996 was calculated using rates of approximately 38 percent and 39 percent respectively.

         As a result of the foregoing, the Company generated income from continuing operations of approximately $878,000 for the year ended December 31, 1997 as compared to a net income of approximately $926,000 for the year ended December 31, 1996.

DISCONTINUED OPERATIONS

         Total revenue for the year ended December 31, 1997, was approximately $32,594,000, representing a decrease of $2,095,000, or 6 percent, from approximately $34,689,000 for the year ended December 31, 1996. The net decrease in total revenue of approximately $2,095,000 is attributable to the loss of solid waste management service revenues associated with the transfer and recycling operations of approximately $2,637,000, waste paper wholesaling of approximately $1,471,000, and other solid waste management services of $1,527,000. These decreases are partially offset by increases in commercial roll-off container service of approximately $3,540,000.

         The loss of revenue associated with the transfer and recycling operations is mainly attributable to a decrease of approximately $2,000,000 in the Company's Jacksonville operations as a result of the city's lower landfill disposal charges and a newly enacted franchise fee of 12 percent in Duval County, which made the Company's Jacksonville T&R facility less competitive to outside third party waste disposal companies.

         The loss of revenue associated with waste paper sales is the result of the Company's management deciding to exit the paper commodities business because of decreases in the price of waste paper and the closure of its Palm Beach County facility.

         The loss of revenue associated with other solid waste management services is the result of market pricing pressures and sales of customer contracts associated with the Company's residential services contract with St. Lucie County and commercial customer contracts in Pinellas County. The St. Lucie facility was closed after the residential service contract with St. Lucie County was sold. On an annual basis, the St. Lucie facility generated approximately $3,000,000 in revenue. On an annual basis, the Pinellas commercial customer contracts, which were sold, generated approximately $1,000,000 in revenue

         On October 1, 1997, the Company began performing services on its residential solid waste management and recycling services contract with Hillsborough County. Revenue generated for the fourth quarter ended December 31, 1997, was approximately $1,549,000, and based on contract provisions and management projections. The Company's management expected the Hillsborough County residential contracts and related commercial services to generate approximately $6,196,000 in annual revenue for eight years.

         During the first quarter of 1998, the Company was awarded an exclusive franchise agreement with the City of Cape Coral, Florida, to provide residential and commercial solid waste management services. Based on contract provisions and management projections, the Company expected this franchise agreement to generate approximately $7,500,000 in annual revenue. The contract was scheduled to begin October 1, 1998, and last for five years.

         The impact of price increases was less than 3 percent for 1997 and 3 percent for 1996.

         Operating expenses, including depreciation, for the year ended December 31, 1997, were approximately $27,769,000, representing an decrease of $1,663,000 or 5.6 percent from approximately $29,432,000 for the year ended December 31, 1996. Operating expenses include fees charged by landfills for waste disposal, (which, prior to the sale of KRC have been the largest component of the Company's operating expenses), and direct labor costs associated with the collection, transfer, and recycling of waste. The dollar decrease in operating expenses is attributable to the decrease in revenue. Decreases in labor and disposal costs were partially offset by increases in depreciation primarily attributable to additional equipment acquired during the last quarter of 1995 and during 1996 and 1997 to service the Company's increased level of operations in Fort Myers and Tampa, Florida, associated with solid waste management service contracts with the City of Tampa, Hillsborough County, and Lee County. The increase in operating expenses, as a percentage of total revenue, primarily was attributable to the increase in revenues from the Company's residential services, which have historically had lower profit margins than the Company's other solid waste management operations, and certain reclassifications of costs from selling, general and administrative to operating costs, including taxes and insurance of approximately $228,000 and $324,000 respectively

         Selling, general, and administrative expenses, including management fees, for the year ended December 31, 1997, were approximately $8,093,000, representing an increase of $1,960,000 or 32 percent from approximately $6,133,000 for the year ended December 31, 1996. The dollar and percent increase in selling, general, and administrative expenses was primarily attributable to advertising costs for a new contract of approximately $500,000, costs associated with the closing and sale of facilities and operating assets of approximately $1,173,000, and an increase of approximately $563,000 in compensation expense. The $1,173,000 includes an impairment loss of $590,000 to certain land and buildings, a write-off of intangible assets of approximately $183,000, and an addition to the reserve for doubtful accounts of $400,000 regarding the sale of residential service contracts with St. Lucie. None of these costs were recurring in nature. The increase in compensation costs was primarily attributable to an increase in staff. During the fourth quarter of 1997, most of these incremental costs were eliminated by having Kimmins perform additional administrative services, by transferring certain staff to Kimmins, and by eliminating certain positions. The management fee covers the cost of certain executive, administrative, and financial services provided by Kimmins. The management fee rate increased, effective January 1, 1997, from 1.5 percent to 3 percent of revenue, resulting in approximately $458,000 of additional management fee expense.

         The Company sold certain contracts and related equipment during the year ended December 31, 1997, resulting in a gain of approximately $444,000. These assets were primarily utilized in the Company's commercial and residential solid waste management services and was related to facility closures. Prior to the closures, the facilities in Lantana and St. Lucie were generating net losses before taxes of approximately $62,000 and $24,000 per month, respectively.

         Interest expense, net of interest income, for the year ended December 31, 1997, was approximately $1,409,000, as compared to $1,504,000 for the year ended December 31, 1996. Interest expense associated with debt decreased to approximately $1,663,000 from $1,950,000 as a result of the decrease in the effective interest rates achieved on a refinancing of approximately $7,700,000 of equipment notes. Debt related to equipment financing increased by approximately $784,000 during the year. Interest expense increased as the result of expenditures for the purchase of equipment in connection with the Company's contracts with the City of Tampa, Hillsborough County, and Lee County to provide solid waste management services.

         The Company's income tax benefit for the years ended December 31, 1997 and 1996, was calculated using a rate of approximately 38 percent and 39 percent, respectively. For tax purposes, temporary differences between carrying amounts of assets and liabilities resulted in a federal net operating loss ("NOL") in 1997 of approximately $3,982,000. The largest component of these book-tax differences is depreciation on operating assets that created approximately $1,206,000 of additional depreciation expense in calculating the 1997 tax NOL. The entire 1997 NOL of approximately $3,982,000 will be carried forward to offset taxable income in future years. Management expects to utilize this NOL before it expires in the year 2012. An alternative minimum tax NOL will be carried back resulting in a federal tax refund of approximately $144,000. In addition to the alternative minimum tax NOL carryback, the Company has a $33,000 alternative minimum tax credit available to offset future federal regular income tax. This credit does not expire.

         As a result of the foregoing, the Company incurred a loss from discontinued operations of approximately $2,907,000 for the year ended December 31, 1997, as compared to a net loss of approximately $1,452,000 for the year ended December 31, 1996.

Liquidity and Capital Resources

         At December 31, 1998, the Company had a working capital surplus of approximately $22,448,000 compared to a working capital surplus of approximately $10,883,000 at December 31, 1997. Working capital was impacted primarily by the sale of KRC. Net assets for KRC of approximately $10,069,000 were sold, resulting in the addition of marketable securities of approximately $22,022,000. In addition, the Company repaid the note payable of $2,003,000 to Kimmins and provided working capital advances to Kimmins of $1,336,000 during 1998. All such working capital advances are unsecured and accrue interest at a rate of 10 percent per annum. The Company has no outstanding lines of credit. Historically, Kimmins has funded any cash needs not provided by cash flow from operations. Current financial resources, anticipated funds from operations, and collection of receivables from affiliates (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At December 31, 1998, the Company had cash and cash equivalents of approximately $885,000, and marketable equity securities of $22,022,000.

         During the year ended December 31, 1998, net cash used in operating activities was approximately $17,768,000 compared to net cash used by operating activities of approximately $3,708,000 for the year ended December 31, 1997. The cash used in operating activities was primarily associated with the sale of KRC. Net cash provided by investing activities during the year was approximately $21,841,000. The sale of discontinued operations resulted in cash proceeds of $26,869,000 of which approximately $4,697,000 was used to purchase marketable equity securities. Net cash used in financing activities was $5,304,000, which was primarily the result of the repayment of the Kimmins note of $2,003,000, working capital advances to Kimmins of approximately $1,336,000 and the purchase of treasury stock of approximately $960,000. The Company plans to continue buying treasury stock during 1999. In addition, the Company provided a cash loan to Cumberland of $1,000,000.

     The August 31, 1998 sale of the common stock of the solid waste management services operations to EESI for approximately $57,800,000, combined with the May 31, 1998 asset sale of $11,596,000 resulted in cash proceeds of $26,869,000, net of debt payoffs of $18,507,000, fund working capital adjustment of $6,669,999 and closing costs of $351,000 and stock in EESI of $17,000,000.

         New quantitative maintenance requirements for continued listing on the Nasdaq Stock Market became effective on February 23, 1998. One of the new rules required that the Company maintain $5,000,000 in market value of public float. Public float is defined as shares that are not held by officers, directors, or other persons who are beneficial owners of more than 10 percent of the total shares outstanding. As of February 20, 1998, the Company's public float was approximately $1,984,000. Effective with the close of business on June 10, 1998, the Company's stock was delisted from the Nasdaq National Market because the Company could not satisfy the market value public float requirement and was delinquent in filing its 1997 Form 10-K and its 1998 first quarter Form 10-Q. The Company's application to Nasdaq to initiate listing with the OTC Bulletin Board Service became effective on August 17, 1998.

Financing Arrangements

         As of December 31, 1998, the Company had no outstanding indebtedness to Kimmins. As of December 31, 1997, the amount of the Company's total outstanding indebtedness to Kimmins was $2,003,258 that had been consolidated into the Kimmins Note, which was due and payable on December 1, 2003, with interest accruing at 1 percent per annum in excess of the stated prime rate established by NationsBank of Florida. This note was repaid in 1998 using proceeds from the sale of KRC.

         As of December 31, 1998, the Company had no outstanding equipment loans with Associates Commercial Corporation ("Associates"). From December 1992 to December 1998, the Company, in a series of separate equipment loans, borrowed an aggregate of approximately $27,622,000 from Associates as a sole borrower and as a co-borrower with Kimmins and other subsidiaries of Kimmins. Of such indebtedness, approximately $24,260,000 represented the sum of the Company's sole borrowings and allocable share of co-borrowings, of which none was outstanding on December 31, 1998. Interest on such indebtedness ranged from 7.4 percent to 9.7 percent, and payments on outstanding borrowings were made according to specified payment schedules. The portion constituting the Company's sole borrowings were guaranteed by Kimmins.

         The Company also had outstanding equipment loan indebtedness pursuant to various agreements with other financial institutions. During the years ended December 31, 1995 through 1998, the Company borrowed an aggregate of $8,556,000 under such arrangements, all of which were paid off in conjunction with the sale of KRC.

         The Company has an outstanding mortgage note payable which contains no financial ratio covenants of approximately $319,000 as of December 31, 1998. This amount is associated with amounts included on the balance sheet under the caption "Property Held for Sale".

         In addition to its own debt (either as an individual borrower or a co-borrower), the Company has also guaranteed the indebtedness (an aggregate of approximately $7,350,000 and $4,118,000 at December 31, 1997 and 1998,
respectively) of certain Kimmins financial institution debt. See Item 13, "Certain Relationships and Related Transactions." These debt agreements contain certain covenants, the most restrictive of which requires, for Kimmins, maintenance of a consolidated tangible net worth, as defined, of not less than $11,000,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that Kimmins had complied with or obtained waivers for all loan documents. (See Note 8 of Notes to Consolidated Financial Statements.)

         The Company believes it has sufficient liquidity for its continuing operations.

Effect of Inflation

         Historically, inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however, that the Company will be able to adequately increase its prices in response to inflation.

New Accounting Pronouncements

     In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income be displayed in a financial statement with equal prominence as other financial statements. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the provisions of SFAS effective January 1, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue producing components of the enterprise for which separate financial information is produced internally for the Company's management. During the fourth quarter of 1998, the Company adopted the provisions of SFAS No. 131. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company. Based on management's assessment, the Company operates one dominant segment.

         In June 1998, the Financial Accounting Standards Board Issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement requires the companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the statement to have a significant effect on earnings or the financial position of the Company.

         Given the complexity of the new Standard and that the impact hinges on market values at the date of adoption, it is extremely difficult to estimate the impact of adoption unless adoption is imminent.

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

         The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project is estimated to be $15,000. To date, the Company's incremental costs for assessment of the Year 2000 issue, the development of a modification plan, and the purchase of new software have been approximately $13,000.

         The majority of software used by the Company is licensed from various software providers who are currently updating our programs to be Year 2000 compliant. In-house developed programs comprise a small portion of the total software utilized, and the majority of these programs are believed to be Year 2000 compliant.

         The project is estimated to be completed not later than June 1999, which is prior to any anticipated impact on its operating system. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company's contingency plan if the above plan is not timely implemented, would be to maintain the accounting system manually and devote additional resources, staff and consultants to complete the project.

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

Investment Company Act

         As a result of the sale of KRC, the Company holds approximately 68% of its assets in marketable securities. Notwithstanding this concentration in marketable securities, the Company does not consider itself to be an "investment company" under the Investment Company Act of 1940, as amended (the "1940 Act") and the regulations promulgated thereunder ("Investment Company Regulations") because it is not "engaged in the business" of being an investment company within the meaning of the 1940 Act. In addition, the Company is claiming status as a "transient investment company" under Rule 3a-2 of the Investment Company Regulations, which allows a company to hold a large percentage of its assets in marketable securities for a period of up to one year after a major transaction (like the sale of Kimmins Recycling Corp.) without registration under the Investment Company Act. Absent an exemption, companies with more than 45% of their assets in marketable securities are treated as investment companies and required to register under the 1940 Act.

         To qualify as a transient investment company, the Company must have a bona fide intention to engage primarily, as soon as reasonably possible to (and in any event within the one year limit) in a business other than that of investing, reinvesting, owning, holding or trading in securities. Management intends to comply with this requirement by the one-year deadline, i.e., August 1999.

         The Company may also be exempt from the 1940 Act if there are not more than 100 beneficial owners (including those holding in street name) of the Company's outstanding securities. The Company currently has approximately more than 100 beneficial owners of its Common Stock.

         The Company currently does not qualify for registration under the 1940 Act. Registration would require the company to restructure its capital structure and would be expensive and time consuming. Contracts of unregistered investment companies are voidable and subject to rescission. In addition, unregistered investment companies are subject to enforcement actions by the SEC. Failure of the Company, to continue to qualify for the exemptions under the 1940 Act and the Investment Company Regulations could have a material adverse effect on the Company's financial condition and result of operations.


Forward-Looking Information

         The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management's current views with respect to future events and financial performance. Such forward looking statements include, without limitation, statements regarding the Company's future capital expenditures, facility closures, service demand and market growth, competitive position, expected revenues from new contracts, ability to meet cash requirements, and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, increases in landfill charges, the outcome of competitive bids, unanticipated costs in connection with facility closures, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         During 1998, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments. As of December 31, 1998, the Company has debt of approximately $319,000 with a fixed interest rate. Accordingly, the Company believes its exposure to interest rate market risk is not material. As of December 31, 1998, the Company held for other than trading purposes marketable equity securities of publicly traded companies having a value of approximately $22,022,000 ($16,452,000 related to Waste Management, Inc.). These securities are subject to equity price risk.

     Beginning in January, 1999, the Company began trading covered options on Waste Management, Inc. common stock. Management believes that although there is always price risk in this type of transaction, management is able to reduce this risk due to its knowledge of the solid waste industry.

Item 8.  Financial Statements and Supplementary Data

                          TRANSCOR WASTE SERVICES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                      Page

Report of Independent Certified Public Accountants......................................18

Consolidated balance sheets at December 31, 1997 and 1998...............................19

Consolidated statements of operations for each of the three years in the period ended December 31, 1998..........................................21

Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 1998..........................................22

Consolidated statements of stockholders equity for each of the three years in the period ended December 31, 1998..........................................23

Consolidated statements of cash flows for each of the three years in the period ended December 31, 1998........................................................24

Notes to consolidated financial statements..............................................25

Financial statement schedule:

         Schedule II - Valuation and qualifying accounts................................40

         All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
TransCor Waste Services, Inc.




         We have audited the accompanying consolidated balance sheets of TransCor Waste Services, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransCor Waste Services, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                  /s/ Ernst & Young LLP






Tampa, Florida
March 29, 1999

                          TRANSCOR WASTE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                               December 31,
                                                                          1997              1998
                                                                          ----              ----

   Current assets:
       Cash and cash equivalents                                   $    2,115,510    $     884,541
       Marketable securities                                                  -0-       22,022,296
       Accounts receivable - trade, less allowance for
         doubtful accounts of $891,300 and $709,223 at
         December 31,1997 and 1998 respectively                         1,498,094        1,136,774
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                         415,514           84,599
       Income tax refund receivable                                       143,672              -0-
       Deferred income taxes                                              720,410          499,246
       Property held for sale                                             410,681          807,876
       Net assets of discontinued solid waste operations                7,091,052              -0-
                                                                    --------------    -------------

               Total current assets                                    12,394,933       25,435,332
                                                                    --------------    -------------

   Property and equipment, net                                          725,874           609,596
   Due from affiliates                                                4,040,110         5,376,295
   Note receivable from Cumberland Technologies, Inc.                       -0-         1,010,764
   Deferred tax asset                                                       -0-            30,800
                                                                   -------------    --------------

   Total Assets                                                    $ 17,160,917     $  32,462,787
                                                                   =============    ==============












     The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31,
                                                                         1997               1998
                                                                         ----               ----
Current liabilities:
Accounts payable - trade                                        $       541,104     $        570,126
Accrued expenses                                                        954,432            1,610,738
Billings in excess of costs and estimated earnings
   on uncompleted contracts                                              15,978              430,849
Income tax payable                                                          -0-              371,835
Current portion of long-term debt                                           -0-                4,268
                                                                   -------------    ----------------


Total current liabilities                                             1,511,514            2,987,816
                                                                   -------------    ----------------

Long-term debt, net of current maturities (including debt
   owed to Kimmins of $2,003,258 at December 31, 1997)                2,326,707              314,515

Deferred income taxes                                                 2,267,742                  -0-
Commitments and contingencies (Note 10)                                     -0-                  -0-

Stockholders' equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized;
   none issued and outstanding                                               -0-                 -0-
Common stock, $.001 par value; 10,000,000 shares
   authorized; 4,010,000 shares issued and 4,000,000 and
   3,799,750 shares outstanding at December 31, 1997 and
   1998, respectively                                                     4,010                4,010
Capital in excess of par value                                       12,193,547           11,868,814
Retained earnings (deficit)                                         (1,094,597)           18,096,873
                                                                  --------------    ----------------
                                                                     11,102,960           29,969,697
Unrealized gain on marketable securities,
   net of tax of $126,975.                                                  -0-              198,603

Less treasury stock at cost (10,000 shares and 210,250 shares
   at December 31, 1997 and 1998, respectively)                         (48,006)         (1,007,844)
                                                                  --------------    ----------------

Total stockholders' equity                                           11,054,954          29,160,456
                                                                  --------------    ----------------

Total liabilities & stockholders' equity                        $  17,160,917       $    32,462,787
                                                                 ==============      ===============















     The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Years ended December 31,
                                                                               1996              1997               1998
                                                                               ----              ----               ----
Revenue                                                                $     9,504,256  $      11,235,960   $     7,249,859

Expenses:
   Operating expenses                                                        7,464,923          9,124,908         7,041,402
   Depreciation                                                                    -0-             79,075            87,497
   Selling, general and administrative expenses                                520,001            610,720           714,665
   Management fee to affiliate                                                 151,053            337,009           219,294
                                                                          -------------     --------------     -------------

Operating income (loss)                                                       1,368,279          1,084,248         (812,999)

Interest and dividend income, net of expense                                   149,729            270,798           429,256
                                                                          -------------     --------------     -------------

Income (loss) before provision for income taxes (benefit)                     1,518,008          1,355,046         (383,743)

Provision for income taxes (benefit)                                            592,023            512,207         (143,904)
                                                                           ------------- -- ---------------     -------------

Income (loss) from continuing operations                                        925,985            842,839         (239,839)

Discontinued Operations:
   Loss from discontinued  solid waste division  operations
   (less applicable tax benefit of $928,281 in 1996, $1,770,226 in
   1997 and $81,593 in 1998)                                               (1,451,926)        (2,907,234)         (180,043)

Gain on sale of discontinued solid waste division
   net of tax of $11,860,848                                                                                      19,611,352
                                                                           -------------    ---------------     -------------

Income (loss) from discontinued operations                                  (1,451,926)        (2,907,234)        19,431,309
                                                                           -------------    ---------------     -------------

Net income (loss)                                                      $      (525,941)  $     (2,064,395)  $     19,191,470
                                                                           =============    ===============     =============

Share data:
   Basic income (loss) per share from continuing operations            $           .23   $            .21   $         (.06)
                                                                          =============     ==============     =============
   Diluted income (loss) per share from continuing operations          $           .22   $            .21   $         (.06)
                                                                          =============     ==============     =============

   Basic income (loss) per share from discontinued operations          $         (.36)   $          (.73)   $          4.91
                                                                           =============    ===============     =============
   Diluted income (loss) per share from discontinued operations        $         (.35)   $          (.72)   $          4.91
                                                                          =============     ==============     =============

   Total basic income (loss) per share                                 $         (.13)   $          (.52)   $          4.85
                                                                          =============     ==============     =============
   Total diluted income (loss) per share                               $         (.13)   $          (.51)   $          4.85
                                                                          =============     ==============     =============

Weighted average number of shares outstanding used
   in computations
     Basic                                                                   3,997,842          4,000,000         3,957,258
                                                                          =============     ==============     =============

     Diluted                                                                 4,179,842          4,064,275         3,957,258
                                                                          =============     ==============     =============




     The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                       Year Ended December 31

                                             1996              1997               1998
                                             ----              ----               ----

Net income (loss)                      $    (525,941)  $    (2,064,395)    $    19,191,470

Unrealized gains on marketable
securities, net of tax of $126,975                -0-               -0-            198,603
                                          ------------     -------------      -------------

Comprehensive income (loss)            $    (525,941)  $    (2,064,395)    $    19,390,073
                                          ============     =============      =============










































              The accompanying notes are an integral part of these consolidated financial statements.


                          TRANSCOR WASTE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Unrealized
                                               Capital in        Retained          Gain on                           Total
                                                Excess of        Earnings        Marketable       Treasury       Stockholders'
                   Shares          Amount       Par Value        (Deficit)       Securities         Stock            Equity
                   ------          ------       ---------        ---------       ----------         -----            ------

Balance at         4,000,000  $      4,000  $   12,133,557   $    1,495,739              -0-  $     (48,006)  $      13,585,290
December
31, 1995

Issuance of
common stock          10,000            10          59,990              -0-              -0-             -0-             60,000
upon exercise
of stock
warrants

Net loss                 -0-           -0-             -0-        (525,941)              -0-             -0-          (525,941)
                 ------------     ---------    ------------     ------------     ------------    ------------    ---------------

Balance at
December           4,010,000         4,010      12,193,547          969,798              -0-        (48,006)         13,119,349
31, 1996

Net loss                 -0-           -0-             -0-      (2,064,395)              -0-             -0-        (2,064,395)
                 ------------     ---------    ------------     ------------     ------------    ------------    ---------------

Balance at
December           4,010,000         4,010      12,193,547      (1,094,597)              -0-        (48,006)         11,054,954
31, 1997

Purchase of
Treasury Stock           -0-           -0-             -0-              -0-              -0-       (959,838)          (959,838)
at cost

Changes in equity and
non-current assets
pushed down by parent
due to the effect
of additional purchases
of Company common
stock at other than
net book value           -0-           -0-       (324,733)              -0-              -0-             -0-          (324,733)

Unrealized
gain on                  -0-           -0-             -0-              -0-          198,603             -0-            198,603
marketable
securities

Net income               -0-           -0-             -0-       19,191,470              -0-             -0-         19,191,470
                 ------------     ---------    ------------     ------------     ------------    ------------    ---------------

Balance at
December           4,010,000   $     4,010  $   11,868,814   $   18,096,873   $      198,603  $  (1,007,844)  $      29,160,456
31, 1998
                 ============     =========    ============     ============     ============    ============    ===============

     The accompanying notes are an integral part of these consolidated financial statements.


                          TRANSCOR WASTE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Twelve months ended December 31,
                                                                      1996               1997            1998
                                                                      ----               ----            ----

Cash flows from operating activities:
   Net income (loss) from continuing operations                  $       925,985  $       842,839  $      (239,839)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating
     activities:
      Depreciation and amortization                                          -0-           79,075            87,497
      Provision for uncollectible accounts receivable                    430,382          772,522            87,275
      Loss on disposal of equipment                                          -0-              -0-            92,585
      Deferred income taxes                                               75,628      (1,112,944)          (521,819)
      Changes in operating assets and liabilities:
          Accounts receivable - trade                                  (710,667)          677,977           274,075
          Costs and estimated earnings in excess of billings
             on uncompleted contracts                                    554,604        (184,645)           330,915
          Income tax refund receivable                                   309,384          278,895           143,672
          Other                                                              -0-              -0-          (10,764)
          Accounts payable - trade                                     (427,339)          117,821            29,022
          Income taxes payable                                               -0-              -0-           371,835
          Accrued expenses                                                15,669          918,587           656,306
          Billings in excess of costs and estimated earnings
             on uncompleted contracts                                   (14,100)        (154,793)           414,871

                                                                    -------------    -------------    --------------

   Total adjustments                                                     233,561        1,392,495         2,422,470
                                                                    -------------    -------------    --------------

Net cash provided by (used in) continuing operations                   1,159,546        2,235,334         2,182,631

Net loss from discontinued operations                                (1,451,926)      (2,907,234)         (180,043)
Net book value of net assets of discontinued operations
  disposed of                                                        (1,030,239)      (3,035,821)       (7,909,434)

Income taxes on gain of sale of discontinued operations                      -0-              -0-      (11,860,848)
                                                                    -------------    -------------    --------------
Net cash provided by (used in) operating activities                      737,949      (3,707,721)      (17,767,694)

Cash flows from investing activities:
   Capital expenditures for continuing operations                            -0-              -0-         (400,000)
   Proceeds from sale of property and equipment                              -0-              -0-            68,500
   Cash proceeds on sale of assets of discontinued operations                -0-              -0-        26,868,891
   Purchase of marketable securities                                         -0-              -0-       (4,696,719)
                                                                    -------------    -------------    --------------
Net cash provided by (used in)investing activities                           -0-              -0-        21,840,672
                                                                    -------------    -------------    --------------

Cash flows from financing activities:
   Repayment of long-term debt                                               -0-              -0-           (4,666)
   Payments from (advances to) Kimmins                               (2,774,640)        4,385,443       (1,336,185)
   Repay Kimmins note                                                        -0-              -0-       (2,003,258)
   Issuance of common stock upon exercise of
     stock warrants                                                       60,000              -0-               -0-
   Loan to Cumberland                                                        -0-              -0-       (1,000,000)
   Purchase of treasury stock                                                -0-              -0-         (959,838)
                                                                    -------------    -------------    --------------
Net cash provided by (used in) financing activities                  (2,714,640)        4,385,443       (5,303,947)
                                                                    -------------    -------------    --------------
Net increase (decrease) in cash                                      (1,976,691)          677,722       (1,230,969)
Cash and cash equivalents, beginning of period                         3,414,479        1,437,788         2,115,510
                                                                    -------------    -------------    --------------
Cash and cash equivalents, end of period                         $     1,437,788  $     2,115,510  $        884,541
                                                                    =============    =============    ==============




     The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and summary of significant accounting policies

     Organization - TransCor Waste Services, Inc. (the "Company") was formed on November 6, 1992, as a subsidiary of Kimmins Corp. ("Kimmins"). At December 31, 1998, Kimmins owns approximately 86 percent of the outstanding common stock of the Company. The Company provides demolition-contracting services to commercial, industrial, and residential customers in the state of Florida. The Company formerly provided solid waste management services (See Note 18).

         Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparing the financial statements.

         Net due from affiliate - As of December 31, 1997 and 1998, the Company had working capital advances due from affiliates of approximately $4,040,000, and $5,376,000, respectively. These advances are unsecured and accrue interest at a rate of 10 percent per annum. The Company collected $4,385,000 during 1997 and advanced $1,336,000 during 1998. The Company also repaid a $2,003,000 subordinated convertible note to Kimmins during 1998.

         Intangible assets - Intangible assets consisted primarily of the excess of cost over fair market value of the net assets of the acquired businesses, which were being amortized on a straight-line basis over twenty years, and customer contracts, which were being amortized on a straight-line basis over five years. Amortization expense was $124,000, $109,000, and $37,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Accumulated amortization was approximately $245,000 at December 31, 1997. The intangible assets were all related to the Company's solid waste management services operations which were disposed of in 1998 (See Note 18). Consequently, these assets were included in net assets of discontinued solid waste operations in the balance sheet at December 31, 1997 and were written off in the sale of these operations.

         Other assets - Other assets consisted primarily of pre-contract costs associated with residential solid waste management contracts obtained during 1997 and 1998, which were being amortized on a straight-line basis over five years, the term of the contracts, and loan costs, which were amortized over the term of the loans. Amortization expense was $178,000, $236,000, and $365,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Accumulated amortization was $533,000 at December 31, 1997. The other assets were all related to the Company's solid waste management services operations which were disposed of in 1998 (See Note 18). Consequently, these assets were included in net assets of discontinued solid waste operations in the balance sheet at December 31, 1997 and were written off in the sale of these operations.

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Concentrations of credit risk - Financial instruments which subject the Company to concentrations of credit risk consists primarily of trade receivables in the State of Florida. Trade receivables are comprised primarily of amounts due from specialty contracting contracts. Credit is extended based on an evaluation of the customer's financial condition, and, generally, collateral is not required.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Accounts receivable - trade, includes $724,000 ($213,000 net of allowance for doubtful accounts) and $680,000 ($-0- net of allowance for doubtful accounts) as of December 31, 1997 and 1998, respectively, related to a municipal solid waste management contract with St. Lucie County. Unlike other municipal solid waste management contracts, St. Lucie County requires the Company to bill and collect directly from individual property owners. Pursuant to St. Lucie County ordinances, property owners that are delinquent in payment are subject to lien rules. The Company placed liens on approximately 2,120 and 1,857 individual properties representing approximately $474,000 and $426,000 of the balance as of December 31, 1997 and 1998, respectively. Management intends to file additional liens when considered appropriate, and all such liens will be maintained in accordance with applicable laws until the outstanding balances are recovered by payment, judgment, foreclosure, or in other action. However, given that the Company no longer has the contract with St Lucie County, the Company fully provided for the outstanding receivables at December 31, 1998.

         Marketable Securities - As a result of the sale of Kimmins Recycling Corp. (KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of KRC to EESI, EESI was purchased by Waste Management, Inc. Accordingly, the Company received Waste Management, Inc. common stock in exchange for the EESI common stock. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115, " Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $22,022,000 as of December 31, 1998. The Company's cost basis in these investments is approximately $21,697,000, and the unrealized gain of approximately $199,000, net of deferred income taxes of approximately $126,000, is reported as a separate component of stockholder's equity.

         Revenue recognition - The Company recognizes revenue from demolition contract earnings on the percentage-of-completion basis for financial statement purposes. The estimated earnings for each contract reflected in the accompanying consolidated financial statements represent the percentage of estimated total earnings that costs incurred to date bear to estimate total costs. Contracts generally range from one to six months in duration and earnings from contracting operations are reported under the percentage of completion method for financial statement purposes. With respect to contracts that extend over one or more accounting periods, revisions in costs and earnings estimates are reflected in the period the revisions become known. When current estimates of total contract costs indicate a loss, provision is made for the entire estimated loss in the period indications of a loss become known. The estimates can be affected by uncertainties, such as weather related delays, and it is reasonably possible that a change in estimate could occur in the near term.

         Change orders are modifications to an original contract that effectively change the scope and/or price of the contract. They may include changes in specifications or design, method or manner of performances, facilities, equipment, materials, site or period for completion of the work. Certain change orders may be priced under the terms of the contract. Other change orders are unpriced; that is, the work to be performed is defined; however, the adjustment to the contract price is negotiated subsequent to performance. Finally, in some cases, both scope and price of a change order may be unapproved or in dispute. Accounting for change orders depends on the underlying circumstances, which may differ for each change order depending on the customer, the contract, and the nature of the change. The Company evaluates each change order according to its characteristics and the circumstances in which they occur.

         Contract revenue and associated profit are recognized for change orders that have been approved by the customer and the contractor regarding both scope and price to the extent performance related to the change order has occurred.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 1996, 1997 and 1998, the following table summarizes the percentages of revenue earned on contracts with significant customers in the Company's demolition operations:

                                    1996        1997       1998
                                    ----        ----       ----

Brewery                              14%        31%          *

Municipality                          4%        19%        10%

Phosphate mining                      9%        11%         5%
                                  =======    =======     ======

Total from above Customers           27%        61%        15%
                                  =======    =======     ======

                           *Less than 1%

     Advertising costs - Advertising costs are expensed as incurred. For the years ended December 31, 1996, 1997 and 1998, the Company expensed approximately $114,000, $536,000, and $40,000, respectively, in advertising costs. All of the advertising costs are associated with the discontinued solid waste management operations.

     Income taxes - Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes."

     Stock based compensation - The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB No. 25"), and, accordingly, recognizes no compensation expense for the stock option grants.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting and Disclosure of Stock-Based Compensation" ("SFAS No. 123"), which encourages, but does not require, companies to recognize stock awards based on their fair value at the date of grant. Pro forma financial information, assuming that the Company had adopted the measurement standards of SFAS No. 123, is presented in Note 12.

     Earnings (loss) per share - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. The Company adopted the provisions of SFAS No. 128 effective December 31, 1997 and all earnings per share amounts for all periods presented, and where appropriate, have been restated to conform to SFAS No. 128 requirements.

     Comprehensive income - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income be displayed in a financial statement with equal prominence as other financial statements. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the provisions of SFAS effective January 1, 1998.

     Segments - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes Financial Accounting Standards No. 14. SFAS No. 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. During the fourth quarter of 1998, the Company adopted the provisions of SFAS No. 131. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's continuing operations are demolition contracting. The Company's demolition contracting is performed for third parties located in the state of Florida. The Company evaluates the performance of each of its contracts. However, because each of the contracts have similar economic characteristics, the contracts have been aggregated into a single dominant segment. All segment measurements are disclosed in the Company's consolidated financial statements. See Note 18 for a discussion of discontinued operations.

     Proposed accounting standards - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement to have a significant affect on earnings or the financial position of the Company.

     Reclassification - Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.


2.       Related party transactions

     During the years ended December 31, 1996, 1997, and 1998, the Company entered into transactions with Kimmins and companies affiliated with Kimmins through common ownership. Kimmins provides the Company accounting, data processing, financial, tax and other administrative services for a fee based on gross revenue. In 1997, to reflect the increased level of services received from Kimmins, the fee was increased from 1.5 percent of revenue to 3.0 percent of revenue. The amounts charged were approximately $671,000, $1,315,000, and $861,000 for the years ended December 31, 1996, 1997, and 1998, respectively. For 1998, $220,000 was related to continuing operations and the remainder of $641,000 was related to discontinued solid waste operations.

     The Company is insured or co-insured with Kimmins on various insurance policies of the Company or Kimmins. The Company pays its allocable share of the cost of such policies based on specifically identified costs or on a combination of its revenues, payroll, assets, and incurred losses as a percentage of the combined total of such items of all insured parties, as appropriate for each particular insurance policy or coverage. For the years ended December 31, 1996, 1997, and 1998, the Company paid Kimmins approximately $849,000, $1,205,000, and $769,000 respectively. The Company pays directly for any coverage for which it is the only insured.

     Effective July 1, 1997, employees associated with the Company's demolition contract services unit were transferred to Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of Kimmins, for administrative and accounting purposes. As a result, contracting services previously performed by employees of the Company were subcontracted to KCC. For the year ended December 31, 1997 and 1998 the Company subcontracted approximately $3,418,000 and $2,761,000 with KCC. In addition, the Company rents equipment from KCC for use in performing demolition contracts. The Company incurred approximately $2,103,000, $2,573,000, and $1,822,000 in equipment rental charges with KCC for the years ended December 31, 1996, 1997 and 1998, respectively.

     In addition to the above transactions, the Company has advanced funds to Kimmins for working capital needs. These advances are unsecured and bear interest at 10 percent. The balances at December 31, 1997 and 1998 were $4,040,110, and $5,376,000, respectively.

     In addition, the Company had a convertible subordinated note payable to Kimmins in the amount of $2,003,258. The note was repaid in full during 1998 using proceeds from the sale of KRC. See Note 8 and Item 13 for additional information.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On November 10, 1998, the Company loaned $1,000,000 to Cumberland Technologies Inc. (Cumberland) which is controlled by Mr. Francis M. Williams, President and majority stockholder of Kimmins and Chief Executive Officer of the Company. Cumberland is a property and casualty insurance company. The $1,000,000 is evidenced by a convertible term note, which is due November 10, 2001. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the prime rate established by Nations Bank. The Company has the right, after six months, to convert the principal amount of the note into shares of Common Stock of Cumberland at $3.00 per share. The balance of the convertible term note, including accrued interest of $10,764 at December 31, 1998 is $1,010,764.


3.   Accounts receivable - trade

                                                      December 31
                                                 1997             1998
                                                 ----             ----
Contract and trade:
  Billed contract receivables:
    Completed and uncompleted contracts     $      950,215  $      692,487
    Retainage                                      206,123         253,712
  Unbilled contract receivables                    776,764         218,653
  Trade receivables                              4,129,164         681,145
                                                -------------   ------------

                                                 6,062,266       1,845,997
Allowance for doubtful accounts                  (891,300)       (709,223)
Less amount included in net assets of
   discontinued operations                     (3,672,872)             -0-
                                             -------------    -------------
Net accounts receivable - trade           $     1,498,094  $     1,136,774
                                             =============    =============


4.   Costs and estimated earnings in excess of billings on uncompleted contracts


                                                        December 31
                                                        -----------
                                                   1997              1998
                                                   ----              ----

Expenditures on uncompleted contracts        $    7,574,018   $    4,445,722
Estimated earnings on uncompleted contracts         524,598          (9,164)
                                                ------------      -----------
                                                  8,098,616        4,436,558

Less actual and allowable billings on
   uncompleted contracts                          7,699,080        4,782,808
                                                ------------      -----------
                                             $      399,536   $    (346,250)
                                                ------------      -----------

Costs and estimated earnings in excess of
   billings on uncompleted contracts         $      415,514   $       84,599
Billings in excess of costs and estimated
   earnings on uncompleted contracts               (15,978)        (430,849)
                                                ============      ===========
                                             $      399,536   $    (346,250)
                                                ============      ===========

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Property held for sale

         As a result of the Company's sale of its solid waste operations in 1998, all of the Company's operating facilities were disposed of with the exception of an idle facility in Ft. Myers, Lee County, Florida. At December 31, 1998, property held for sale included this facility and certain land held for sale.

         In accordance with SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1997, the Company wrote down certain assets held for sale that management believed had carrying amounts higher than their fair market value. The impairment loss of $90,000 was determined by comparing the carrying amount of impaired assets with recent offers on the properties held for sale. The $90,000 impairment loss was included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings are listed for sale and are expected to be sold during 1999. Accordingly, the carrying value of these assets of approximately $808,000 is classified as a current asset under the caption "Property Held for Sale" in this consolidated balance sheet.


6.    Property and equipment

                                                    December 31
                                                1997             1998
                                                ----             ----

Land                                   $        3,019,969  $      400,000
Building and improvements                       4,068,476             -0-
Vehicles                                       16,936,386             -0-
Waste containers and equipment                 13,133,877         501,211
Furniture and fixtures                            700,711           4,003
Construction in progress                           48,419             -0-
                                           ---------------    ------------
Total fixed assets                             37,907,838         905,214
Less accumulated depreciation                (12,846,420)       (295,618)
                                           ---------------    ------------
Subtotal                                       25,061,418         609,596
Less amount included in net assets of
   discontinued operations                     24,335,544             -0-
                                           ---------------    ------------
Property and equipment, net            $          725,874  $      609,596
                                           ===============    ============

         Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives, which range from three to thirty years. Depreciation expense was approximately $3,309,000, $3,625,000 and $2,335,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Construction in progress is depreciated over the estimated useful lives when placed into service. Approximately $3,309,000, $3,625,000 and $2,248,000 for the years ended December 31, 1996, 1997 and 1998 respectively, of depreciation expense is attributable to discontinued operations and the remaining depreciation is attributable to continuing operations.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.        Accrued expenses

                                                          December 31
                                                          -----------
                                                     1997              1998
                                                     ----              ----

Deferred revenue                             $         919,631  $           -0-
Accrued insurance                                      926,049          990,100
Accrued disposal costs                                 407,229              -0-
Accrued real estate and property taxes                 349,682            7,765
Accrued sales and other taxes                              -0-          485,394
Other                                                  561,228          127,479
                                                 --------------     ------------
Subtotal                                             3,163,819        1,610,738
Less amount included in net assets of
   discontinued operations                         (2,209,387)              -0-
                                                 --------------     ------------
Accrued expenses, net                        $         954,432  $     1,610,738
                                                 ==============     ============


8.       Long term debt

                                                                     December 31
                                                                 1997            1998
                                                                 ----            ----

Notes payable, due through March 1, 2001
payable in monthly installments with interest at
varying rates up to 13 percent, collateralized by          $   14,191,400             -0-
equipment

Convertible subordinated term note to Kimmins,
interest payable in monthly installments,
principal due December 1, 2003, interest at
bank's base rate (8.5 percent) plus 1 percent                   2,003,258             -0-

Mortgage notes, principal and interest payable
in monthly installments through August 1, 2010,
interest at varying rates up to prime plus 1.5 percent,
collateralized by land and buildings                            4,860,013         318,783
                                                             -------------    ------------
                                                               21,054,671         318,783

Less current portion                                          (4,662,310)         (4,268)
                                                             -------------    ------------
                                                               16,392,361         314,515

Less amount included in net assets of
   discontinued operations                                     14,065,654             -0-
                                                             -------------    -------------

                                                            $   2,326,707     $   314,515
                                                             =============    ============

         Annual principal maturities for years subsequent to December 31, 1998 are as follows:

                                1999             $       4,268
                                2000                   314,515
                                2001                       -0-
                                2002                       -0-
                                Thereafter                 -0-
                                                    -----------
                                                 $     318,783
                                                    ===========

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As of December 31, 1998, the Company is a co-borrower and has guaranteed a loan agreement on behalf of Kimmins and other subsidiaries of Kimmins in connection with the Kimmins Employee Stock Ownership Plan ("ESOP"), which had an outstanding balance of approximately $809,000 that is recorded in the financial statements of Kimmins.

         The Company is a co-borrower with joint and several liability on approximately $4,118,000, which includes the above $809,000 ESOP note, of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1998, maintenance of a consolidated tangible net worth, as defined, of not less than $11,000,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that Kimmins had complied with or obtained waivers for all loan covenants.

         The lenders' prime rate under the Company's notes was 7.75 percent at December 31, 1998.


9.       Leasing arrangements

         The Company rents equipment and machinery, as needed, as well as office space, under non-cancelable operating leases for varying periods. Rental expense for the years ended December 31, 1996, 1997, and 1998 was approximately $127,000, $356,000, and $112,000 respectively, all of which was attributable to discontinued operations.


10.      Commitments and contingencies

         The  Company   has  no  current   material   commitments   for  capital
expenditures relating to any other new facilities.

         The Company is involved in various legal actions and claims arising in the ordinary course of its business. After taking into consideration legal counsel's evaluation of such actions and claims, management is of the opinion that their outcome will not have a material adverse effect on the consolidated financial position of the Company.


11.      Stockholders' equity

         The Company has authorized 1,000,000 shares of preferred stock with a par value of $.001 per share, none of which has been issued. Such preferred stock may be issued in series and will have such designations, rights, preferences, and limitations as may be fixed by the Board of Directors.

         Warrants to purchase 100,000 shares of the Company's common stock at $6.00 per share were issued in 1993 to the underwriters of the Company's initial public offering. Warrants to purchase 10,000 shares of common stock were exercised during March 1996. The remaining warrants to purchase 90,000 shares expired on April 1, 1998.

     Unrealized gains on marketable securities of approximately $326,000 net of taxes of $127,000 are recorded as a reduction of stockholders' equity as of December 31, 1998.

         The Company used part of the proceeds from the sale of KRC to repurchase Company stock at prevailing market prices. There were 10,000 and 210,250 shares of treasury stock with a cost of approximately $48,000 and $1,008,000 at December 31, 1997 and December 31, 1998, respectively.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      Pension and other benefit plans

         On January 1, 1989, Kimmins formed the Kimmins Corp. Employee Stock Ownership Plan Trust (the "ESOP") for the benefit of employees of Kimmins and its subsidiaries, including those of the Company, to purchase shares of Kimmins' common stock from time to time on the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP, which have not been material, are made at the discretion of the Board of Directors of Kimmins.

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

         The TransCor Plan has an option to acquire an aggregate of 250,000 shares of common stock for options that may be granted to employees, officers, directors and consultants of the Company. The Plan authorizes the Board of Directors (the "Board") to issue incentive stock options ("ISOs"), as defined in
Section 422(b) of the Internal Revenue Code, and stock options that do not conform to the requirements of that Code section ("Non-ISOs"). The Board has discretionary authority to determine the types of stock options to be granted, the persons among those eligible to whom options will be granted, the number of shares to be subject to such options, and the terms of the stock option agreements. Options may be exercised in the manner and at such times as fixed by the Board, but may not be exercised after the tenth anniversary of the grant of such options.

         The following table summarizes the transactions for the three years ended December 31, 1998, relating to the TransCor Plan:


                                            Number of        Per Share
                                              Shares        Option Price
                                            -----------     ------------

Outstanding January 1, 1996:                    87,000  $    2.00 - 4.38
   Granted                                       5,000  $           4.00
   Exercised                                       -0-               -0-
   Canceled                                        -0-               -0-
                                            -----------     -------------
Outstanding December 31, 1996:                  92,000  $    2.00 - 4.38
   Granted                                     148,000  $    2.50 - 4.00
   Exercised                                       -0-               -0-
   Canceled                                   (80,000)  $    3.12 - 4.38
                                            -----------     -------------
Outstanding December 31, 1997:                 160,000  $    2.00 - 2.50
   Granted                                      49,000  $           2.25
   Exercised                                       -0-
   Canceled                                   (94,000)  $    2.00 - 2.50
                                            -----------     -------------
Outstanding December 31, 1998                  115,000  $    2.00 - 2.50
                                            ===========     =============
Exercisable December 31, 1998                   68,000  $    2.00 - 2.50
                                            ===========     =============

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Pro forma information regarding net income (loss) and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998; risk-free interest rates of 5.5 percent; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and a weighted-average expected life of the options of seven years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                    1996             1997              1998
                                                    ----             ----              ----
Pro forma net income (loss) attributable
   to stockholders                           $     (539,486)  $   (2,080,437)   $    19,172,609
Pro forma income (loss) per common share:
     Basic income (loss) per share           $         (.13)  $         (.52)   $          4.84
     Diluted income (loss) per share         $         (.13)  $         (.51)   $          4.84

13.      Income taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               December 31,
                                                         1997              1998
                                                         ----              ----

Deferred tax liabilities:
   Tax over book depreciation                     $     3,537,148     $            0
   Unrealized gain on marketable securities                     0            126,975
   Costs deferred for books expensed for tax              416,850                  0
                                                      ------------     --------------
   Total deferred tax liabilities                       3,953,998            126,975

Deferred tax assets:
   Book over tax depreciation                                                 30,800
   Allowance for doubtful accounts                        343,352
   Accrued workers' compensation                          356,529            371,288
   AMT credit carryforward                                 32,924
   Federal and state NOL carryforwards                  1,545,618
   State credit carryforwards                              52,730
   Costs deferred for tax expensed for books               75,513            254,933
                                                      ------------     --------------
   Total deferred tax assets                            2,406,666            657,021
                                                      ------------     --------------
Net deferred tax liabilities (assets)                   1,547,332          (530,046)
Current deferred assets                                   720,410            499,246
                                                      ------------     --------------
   Net non-current deferred liabilities (assets)  $     2,267,742     $     (30,800)
                                                      ============     ==============

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Prior to August 15, 1998, the Company was required to file its own separate company tax return. On August 15, 1998, its parent, Kimmins Environmental Services, Inc. (the Parent) acquired an additional 6% interest in the Company, raising the Parent's total ownership over 80%. The Company is thus affiliated with its Parent on this date and will be included in the Parent's consolidated tax return for the period beginning on the day following the acquisition.

         In accordance with FASB Statement 109, the tax expense for the consolidated group, which includes the Company and its Parent after the acquisition date, has been allocated among the members of the group. The methodology for determining the income taxes allocated to the Company is to compute the Company's current and deferred tax expense based on a separate return (i.e., as if the Company were not included in a consolidated income tax return with its Parent).

         As of December 31, 1998, the Company has a current tax payable of $13,272,574 to its Parent.

         The components of the provision for income taxes are attributable to continuing operations as follows:

                                       Year ended December 31,
                                 1996             1997             1998
                                 ----             ----             ----

  Current                   $    516,755  $        459,092  $      (89,085)
  Deferred                        75,268            53,115         (54,819)
                               ----------      ------------    -------------
                            $    592,023  $        512,207  $     (143,904)
                               ==========      ============    =============

         As of December 31, 1997, the Company had consolidated regular tax net operating loss carryforwards for federal tax purposes of approximately $3,982,000 which are being utilized against taxable income for the year ended December 31, 1998.

         Factors causing the effective tax rate to differ from the statutory rate are as follows:

                                       Year ended December 31,
                                 1996            1997              1998
                                 ----             ----             ----

  Federal statutory rate    $     34.0%      $    34.0%       $  (34.0%)
  State income taxes               5.0%            3.8%           (3.5%)
                              -------------    ------------    -------------
  Effective tax rate        $     39.0%      $    37.8%       $  (37.5%)
                              =============    ============    =============


14.      Supplemental disclosures of cash flow information

                               Year ended December 31,
                       1996            1997              1998
                       ----            ----              ----
     Cash paid:
Interest        $     1,950,000  $    1,640,000   $      1,497,176
Income taxes    $         2,000  $        2,000   $          1,000

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          Years ended December 31,
                                    1996            1997              1998
                                    ----            ----              ----
Non-cash investing &
  financing activity:
Receipt of EESI stock          $    -0-         $   -0-           $  17,000,000
Unrealized gain on
  marketable securities        $    -0-         $   -0-           $     325,578
Transfer to property
  held for sale from
  discontinued operations      $    -0-         $   -0-           $     397,195
Transfer to discontinued
  operations from property
  and equipment                $    -0-         $   -0-           $     267,696


15.      Fair value of financial instruments

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

         Marketable Securities. The carrying amount reported in the balance sheet for marketable securities approximates their fair value based on price quotations listed on national markets.

         Long-term debt. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of long-term debt at December 31, 1997 and 1998 was $2,306,705 and $318,783 respectively.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      Earnings (loss) per share

         As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                          Year Ended December 31,
                                                 1996              1997              1998
                                                 ----              ----              ----

Numerator:
----------

Income (loss) from continuing operations     $     925,985     $    842,839     $    (239,839)
Adjustment for basic earnings per share                -0-              -0-               -0-
                                             --------------    -------------     --------------
Numerator for basic earnings per share -
  income (loss) available to common
  stockholders from continuing
  operations                                       925,985          842,839          (239,839)

Effect of dilutive securities:
Interest on convertible subordinated
  term note                                            -0-              -0-                -0-
Numerator for diluted earnings per share:
Income (loss) from continuing operations           925,985          842,839          (239,839)
Income (loss) from discontinued                (1,451,926)      (2,907,234)         19,431,309
operations
                                             --------------    -------------     --------------
Income (loss) applicable to common
  stockholders after assumed
  conversions                                $    (525,941)    $ (2,064,395)    $   19,191,470
                                             ==============    =============     ==============

Denominator:
------------

Denominator for basic earnings per share -
   weighted-average shares                      3,997,842         4,000,000          3,957,258
Effect of dilutive securities:
Stock options                                       92,000           64,275                -0-
Warrants                                            90,000              -0-                -0-
Convertible subordinated term note                     -0-              -0-                -0-
                                             --------------    -------------     --------------
Dilutive potential common shares                   182,000           64,275                -0-
                                             --------------    -------------     --------------
Denominator for diluted earnings per share -
   adjusted weighted-average shares and
   assumed conversions                          4,179,842        4,064,275           3,957,258
                                             ==============    =============     ==============

Basic income (loss) per share from           $         .23     $        .21     $        (.06)
continuing operations

Diluted income (loss) per share from
continuing operations                        $         .22     $        .21     $        (.06)

Basic income (loss) per share from
discontinued operations                      $       (.36)     $      (.73)     $        4.91

Diluted income (loss) per share from
discontinued operations                      $       (.35)     $      (.72)     $        4.91

Total basic income (loss) per share          $       (.13)     $       .52      $        4.85
Total diluted income (loss) per share        $       (.13)     $       .51      $        4.85

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Unexercised options to purchase shares of common stock for 1998 were not included in the computations of diluted loss per share because the assumed exercise would be antidilutive.


17.      Fourth quarter 1997 and 1998 adjustments

         During the fourth quarter of 1997, the Company revised its estimate for accrued workers compensation insurance claims, resulting in a pre-tax reduction to costs of operations of approximately $200,000, and recorded $229,000 of compensation expense associated with the start-up of the Hillsborough County residential solid waste services contract.


18.      Discontinued Operations

         On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for approximately $11,600,000 in cash. The proceeds exceeded the net book value of the underlying assets sold by approximately $5,200,000. This gain is shown in the Consolidated Statements of Operations as part of "gain on sale of discontinued operations."

         On July 17, 1998, the Company adopted a formal plan to sell its solid waste management services operations to EESI. On August 31, 1998 the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts and property and equipment.
The selling price was approximately $57,800,000 in the form of cash and EESI common stock.

         Revenues and expenses of the SWMS operations for the years ending December 31, 1996 and 1997 and 1998 are shown separately in the schedule below. The consolidated statements of operations for the year ended December 31, 1996 and 1997 have been restated to show separately the operating results of the SWMS operations. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. Approximately $7,610,000 of these net revenues was received after the Company's adoption of the plan to sell the SWMS operations. Information related to the discontinued SWMS operations of KRC for the years ended December 31, 1996, 1997 and 1998, is as follows:

                                                          Year Ended December 31
                                                          ----------------------
                                                 1996              1997             1998
                                                 ----              ----             ----

Net revenue                               $     34,689,000  $    32,594,000   $    21,526,000
Operating expenses, including                   29,432,000       27,769,000        18,176,000
  depreciation
Selling, general and administrative              6,133,000        8,093,000         4,002,000
  expenses
                                             --------------    -------------    --------------
Operating loss                                     876,000        3,268,000           652,000
Interest expense, net                            1,504,000        1,409,000           913,000
                                             --------------    -------------    --------------
Loss before provision for income
   tax benefits                                  2,380,000        4,677,000         1,565,000
Provision for income tax benefits                  928,000        1,770,000           618,000
                                             --------------    -------------    --------------
Loss from discontinued operations         $      1,452,000  $     2,907,000   $       947,000
                                             ==============    =============    ==============

         For the year ended December, 1998, approximately $180,000 is shown as a loss from discontinued operations and the remainder of approximately $767,000, in accordance with APB No. 30, income or loss incurred after the measurement date is included in the gain on the sale of discontinued operations. Included in the determination of the gain is a $1,000,000 charitable contribution to a private foundation controlled by Mr. Francis M. Williams. The loss from discontinued operations included write-offs of intangible and other assets.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net assets sold have been separately classified in the accompanying balance sheet at December 31, 1997.

     The sale of the Company's SWMS operations resulted in a gain of approximately $19,611,000 net of taxes approximately $11,861,000. Approximately $18,507,000 of the cash proceeds were used to pay off debt on the property and equipment of the SWMS operations. An additional $6,669,999 was used to fund the working capital deficit of the SWMS operations at August 31, 1998.

                 Schedule II - Valuation and Qualifying Accounts

                         Allowance for Doubtful Accounts



                                    Balance at         Additions Charged to     Deductions from     Balance at end
         Description            Beginning of Period     Costs and Expenses      Allowances (a)         of Period
         -----------            -------------------     ------------------      --------------         ---------

Year ended December 31, 1998     $    891,300             $     87,275          $    (269,352)       $    709,223

Year ended December 31, 1997     $    543,770             $    772,522          $    (424,992)       $    891,300

Year ended December 31, 1996     $    306,809             $    430,382          $    (193,421)       $    543,770


(a)   Balance represents the write-off of uncollectible accounts.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are as follows:

             Name          Age                          Position

Joseph M. Williams          42           President and Secretary
Francis M. Williams         57           Chief Executive Officer and
                                            Chairman of the Board of Directors
Norman S. Dominiak          54           Vice President, Chief Financial
                                            Officer and Treasurer
Edward A. Mackowiak         55           Director

         All directors of the Company hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board.

         Joseph M. Williams has been President and Chief Executive Officer of the Company since September 1997, Secretary of the Company since November 1992, and Treasurer from November 1992 until May 1995. Mr. Williams has served as Secretary of Kimmins since June 1988. Since November 18, 1991, Mr. Williams has also served as President of Cumberland Technologies, Inc., a holding company whose wholly owned subsidiaries provide reinsurance for specialty sureties and performance and payment bonds. Since June 1986, Mr. Williams has served as President and Vice President and has been a Director of Cumberland Real Estate Holdings, Inc., a company specializing in property management. Mr. Williams has been employed by Kimmins and its subsidiaries in various capacities since January 1984. From January 1982 to December 1983, he was the managing partner of Williams and Grana, a firm engaged in public accounting. From January 1978 to December 1981, Mr. Williams was employed as a senior tax accountant with Price Waterhouse & Co. Joseph M. Williams is the nephew of Francis M. Williams.

         Francis M. Williams has been Chairman of the Board of Directors of the Company since November 1992 and President of the Company from July 1, 1994 until July 1996. He has been President and Chairman of the Board of Kimmins since its inception in 1987. Mr. Williams is also majority owner and Chairman of the Board of Cumberland Technologies, Inc. Additionally, Kimmins owns 30% of Cumberland. From 1981 to 1988, Mr. Williams was the Chairman of the Board and Chief Executive Officer of Kimmins Corp. and its predecessors and was sole owner of K Management Corp., the former parent company of Kimmins Corp. From June 1981 until January 1988, Mr. Williams was the President and a Director of College Venture Equity Corp., a small business investment company. Mr. Williams has also been a Director of the National Association of Demolition Contractors and a member of the Executive Committee of the Tampa Bay International Trade Council.

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

         Set forth below is information  regarding  certain key employees of the
Company:

         Edward A. Mackowiak, has been a Director since September, 1998. Since 1994, Mr. Mackowiak has been President of Qualex Consulting Group. He has previously served as Vice President of the Parent, Kimmins Environmental Services Corp., now known as Kimmins Corp. from 1993 to 1994. Prior to this he was President of Kimmins International from 1991 to 1993 and Vice President of Kimmins Contracting Corp. from 1989 to 1991. From September 1974 to October 1988, he served as Vice President and later President and Chief Operating Officer of MCI Constructors, a construction company primarily engaged in general construction of heavy industrial waste water and water treatment facilities, power plants, large commercial buildings and large utility projects.

         Section 16(a) Beneficial  Ownership Reporting  Compliance.  Pursuant to
Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company's executive officers and directors and any persons holding more than 10 percent of the Company's common stock are required to file with the Securities and Exchange Commission reports of their initial ownership of the Company's common stock and any changes in ownership of such common stock. Specific due dates have been established, and the Company is required to disclose in its Annual Report on Form 10-K and Proxy Statement any failure to file such reports by these dates. Copies of such reports are required to be furnished to the Company. Based solely on its review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that, during 1996, all of its executive officers (including the Named Executive Officers), directors and persons owning more than 10 percent of its common stock complied with the Section 16(a) requirements, except that Francis M. Williams filed four Form 4s late to report four transactions.

Item 11. Executive Compensation

         Summary Compensation Table. The following table provides certain summary information concerning compensation paid or accrued by the Company for the chief executive officers for the year ended December 31, 1998. No other executive officers of the Company earned in excess of $100,000 in salary and bonus for the year ended December 31, 1998:

                           SUMMARY COMPENSATION TABLE

                                                           Other              Securities
   Name and                                               Annual              Underlying            All other
  Principal       Year     Salary($)    Bonus ($)    Compensation ($)     Options/SAR's (#)     Compensation ($)
  Position
  ---------       ----     ---------    ---------    ----------------     -----------------     ----------------

Francis M.        1998      119,991      193,217            -0-                  -0-                    995   (d)
Williams  (a)
Chief             1997      172,120        -0-              -0-                  -0-                    996   (d)
Executive
Officer
                  1996      184,810        -0-              -0-                  -0-                    995   (d)

Joseph M.         1998        -0-        380,000            -0-                 10,000                  -0-   (d)
Williams (b)
President and     1997        -0-          -0-              -0-                 25,000                  -0-   (d)
Secretary

Michael D.        1998       63,942      167,155            -0-                  -0-                    695   (d)
O'Brien (c)
Vice President    1997      105,427        -0-              -0-                 2,000                   695   (d)
                  1996       95,000        -0-              -0-                  -0-                    695   (d)

(a)  Mr. Francis M. Williams' salary and other compensation are paid by Kimmins.

(b) Mr. Joseph M. Williams' employment commenced in September 1997. As a result, no information regarding compensation prior to such date is provided herein. Mr. Williams' salary and other compensation are not paid by the Company; however, his services are covered by the management fees paid to Kimmins. Mr. Williams had no base salary. His bonus was strictly incentive based.

(c) Mr. O'Brien's employment terminated in August 1998. Mr. O'Brien's severance package included bonuses for performance and surrender of his stock options.

(d) Represents the Company's contribution to the employee's account of the Company's 401(k) Plan and premiums paid by the Company for term life insurance and long-term disability. These plans, subject to the terms and conditions of each plan, are available to all employees.

         During the year ended December 31, 1998, the services of certain of the Company's officers were provided to the Company by Kimmins and included in an administrative fee of approximately $861,000 paid to Kimmins for such executive services and other services. Pursuant to the Management Services Agreement, Kimmins provides the services of Messrs. Francis M. Williams, and Norman S. Dominiak, as Chairman of the Board, President and Secretary, Treasurer, of the Company, respectively, "as needed," as well as certain financial, accounting, data processing, and other administrative services, for an annual fee equal to the lower of the actual cost of such services or 3.0 percent for 1998 and 1997 and 1.5 percent for 1996 of the gross revenues of the Company. From the list of executives and key employees, included under Item 10, "Directors and Executive Officers," only Mr. O'Brien and Mr. Joseph Williams received compensation directly from the Company. During 1996, 1997, and 1998, Mr. Francis M. Williams received salary and other compensation totaling $184,810, $172,120, and $313,208, respectively, from Kimmins for work performed on the behalf of Kimmins and its subsidiaries, including the Company. These amounts were not allocated to any Kimmins subsidiary. The Company and Kimmins estimate that during 1998 approximately 10 percent of the professional time of Francis M. Williams was spent on matters concerning the Company.

         The Company estimates that no more than 10 percent of the total professional time of any of such persons in 1997 has been spent on the affairs of the Company, except for Joseph M. Williams and Norman S. Dominiak who spent approximately 50 percent of their total professional time during 1997 and 1998 on affairs of the Company.

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

         As of December 31, 1998, the Company has granted ten-year options that are exercisable to purchase an aggregate of 115,000 shares. Of such options, options to purchase 35,000 shares to Mr. John V. Simon, Jr. and options to purchase 55,000 shares were granted to Joseph M. Williams. All options granted to date are exercisable at the rate of 20 percent per year, and become fully vested by December 2002. Options (80,000) granted between May 1, 1995, and October 1, 1997, with exercise prices between $3.12 and $4.38 were canceled during 1997 and subsequently reissued in December 1997 at an exercise price of $2.50.

         Stock Option/SAR Grants in the Last Fiscal Year. No stock options or stock appreciation rights were granted to Mr. Francis M. Williams during the year ended December 31, 1998. In addition, Mr. Williams does not have any stock options or stock appreciation rights that were granted in previous years.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                          Individual Grants

                                                                                        Potential Realizable
                         Number of       Percent of Total                              Value at Assumed Annual
                        Securities        Options/SAR's     Exercise                    Rates of Stock Price
                        Underlying         Granted to        or Base                   Appreciation for Option
                       Options/SAR's      Employees in       Price     Expiration           Term (2)
        Name           Granted (#)(1)     Fiscal Year      ($/Sh)(1)      Date         5%($)         10%($)
        ----           --------------     -----------      ---------      ----         -----         ------

Joseph M. Williams          10,000            20.4%           2.25       10/05/08      14,150        35,859

Michael D. O'Brien (3)       3,000              6.1%          2.25       10/05/08       4,245         10,758


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

(3)  Canceled in December, 1998.

         Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values. No stock options or stock appreciation rights were granted to Mr. Francis M. Williams during the year ended December 31, 1998. In addition, Mr. Williams does not have any stock options or stock appreciation rights that were granted in previous years. There were no stock options exercised by named executive officers during the fiscal year ended December 31, 1998.

The following table summarizes the value of outstanding options as of December 31, 1998, for the Named Executives.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                          Number of
                                                                          Securities             Value of Unexercised
                                                                     Underlying Unexercised          In-the-Money
                                                                     Options/SAR's at Year-    Options/SAR's at Year-
                               Shares Acquired         Value          End (#) Exercisable/      End ($)(1)Exercisable/
               Name            on Exercise (#)     Realized ($)          Unexercisable              Unexercisable
               ----            ---------------     ------------          -------------              -------------

       Joseph M. Williams             -0-                -0-             32,000/23,000              62,500/39,375

(1) Value is calculated using the Company's closing stock price on December 31, 1998 of $4.125 per share less the exercise price for such shares.

                         TEN YEAR OPTION/SAR REPRICINGS

     There were no stock options or SAR repricings during the fiscal year ended December 31, 1998.

     Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Company's Board of Directors consists solely of Edward A. Mackowiak. During the year ended December 31, 1998, Francis M. Williams, the Company's Chairman of the Board of Directors and former President, has served as President and Chairman of the Board of Directors of Kimmins, and Norman S. Dominiak has served as Chief Financial Officer of the Company and Kimmins.

     Compensation of Directors. During the year ended December 31, 1998, the Company paid each outside director an annual fee of $5,000 and $1,000 for each board meeting attended. Directors are also reimbursed for all out-of-pocket expenses incurred in attending Board of Directors and audit committee meetings. In addition, Mr. Finn and Mr. Ridings were each paid $106,500 as compensation for option buyouts and consulting fees.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 2, 1999, by (i) each person known by the Company to be the owner of more than 5 percent of the outstanding shares of Common Stock, (ii) each of the Named Executives, (iii) each director, and (iv) all executive officers and directors as a group:

                                                                 Percentage of
Name and address          Amount and nature of Beneficial         Outstanding
of Beneficial Owner                Ownership                    Shares Owned (1)
-------------------       -------------------------------       ----------------

Kimmins Corp.
1501 Second Avenue East
Tampa, FL 33605                   3,251,950  (2)(3)                 85.6%

Francis M. Williams
1501 Second Avenue East
Tampa, FL 33605                   3,265,950  (2)(3)(4)              86.0%

Joseph M. Williams
1501 Second Avenue East                                           Less
Tampa, FL 33605                      32,000  (4)                  than 1%

Norman S. Dominiak
1501 Second Avenue East                                           Less
Tampa, FL 33605                         -0-  (5)                  than 1%

All officers and directors                   (2)(3)(4)
   as a group (6 persons)         3,286,950  (5)                    87.9%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty days upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other person), that are exercisable within sixty days, have been exercised.

(2) Represents 3,251,950 shares of Common Stock owned of record and beneficially by Kimmins. Kimmins has sole voting and investment power with respect to all shares of Common Stock beneficially owned by it. Included in the total are 297,200 shares that were acquired in August, 1998 from Francis M. Williams. Mr. Williams, the Company's Chairman, beneficially owns approximately 61.5 percent of the total voting shares of Kimmins and, accordingly, controls Kimmins. As of March 8, 1999, all executive officers and directors of the Company as a group, including Mr. Francis M. Williams, beneficially own an aggregate of approximately 67.2 percent of the voting shares of Kimmins.

(3) Includes 6,000 shares owned by Mr. Williams' wife; and 8,000 shares owned by Mr. Williams' children.

(4) Represents 32,000 shares that may be purchased by Mr. Williams pursuant to immediately exercisable options. Does not include 23,000 shares issuable to him upon exercise of options vesting at various times commencing in October 1999.

(5) Includes 5,000 shares owned by Mr. Simon and 26,000 shares that may be purchased by Mr. Simon pursuant to immediately exercisable options. Does not include 9,000 shares issuable to him upon exercise of options vesting at various times commencing in October 1999. Also includes 10,000 shares that may be purchased by Mr. Dominiak pursuant to immediately exercisable options.


Item 13.  Certain Relationships and Related Transactions

         Since its inception, the Company has entered into various transactions with Kimmins and companies affiliated through common ownership with Kimmins. To date, the Company has been substantially dependent on Kimmins for various management, administrative, and financial services; and Kimmins has charged the Company a monthly fee based on the gross annual revenue of the Company for such services. For the years ended December 31, 1996, 1997, and 1998, Kimmins billed the Company an aggregate of approximately $671,000, $1,315,000, and $861,000, respectively, for such services. As of March 25, 1993, Kimmins and the Company formalized this arrangement by executing a Management Services Agreement. The agreement provides that Kimmins will continue to provide various administrative services for the Company and that Francis M. Williams (President, Chairman of the Board, and Chief Executive Officer of Kimmins), Norman S. Dominiak (Chief Financial Officer and Treasurer), Joseph M. Williams (Secretary of Kimmins), until September 1997 and John V. Simon, Jr. (President of Kimmins Contracting Corp.) will render management services to or on behalf of the Company. Under the agreement, the Company has appointed Francis M. Williams, Norman S. Dominiak, Joseph M. Williams, and John V. Simon, Jr., as Chairman of the Board, Treasurer, President and Secretary, and Vice President, respectively, of the Company. Pursuant to the agreement, the Company will continue to pay Kimmins an annual fee, payable monthly, equal to the lower of actual costs of such services or 3.0 percent for 1997 and 1998 of the Company's gross revenue. This agreement may be extended upon agreement of both parties, and the Company may terminate the agreement, at will, upon thirty days prior written notice to Kimmins.

         Effective July 1, 1997, employees associated with the Company's demolition contract services unit were transferred to Kimmins Contracting Corp. ("KCC"), a wholly-owned subsidiary of Kimmins for administrative and accounting purposes. As a result, contracting services previously performed by employees of the Company were subcontracted to KCC. For the years ended December 31, 1997 and 1998, the Company subcontracted $3,418,000 and $2,761,000 with KCC. In addition, the Company rents equipment from KCC for use in performing demolition contracts. The Company incurred approximately $2,103,000, $2,573,000, and $1,822,000 in equipment rental charges with KCC for the years ended December 31, 1996, 1997 and 1998, respectively.

     On November 10, 1998, the Company loaned $1,000,000 to Cumberland Technologies Inc. (Cumberland) which is controlled by Mr. Francis M. Williams, Kimmins President and majority stockholder. Cumberland is a property and casualty insurance company. The $1,000,000 is evidenced by a convertible term note that is due November 10, 2001. Quarterly interest payments are due beginning January 1, 1999 at a rate of one half of one percent over the rate established by Nations Bank. The Company has the right, after six months, to convert the principal amount of the note into shares of Common Stock of Cumberland at $3.00 per share. The balance of the convertible term note, including accrued but unpaid interest of $10,764 at December 31, 1998 is $1,010,764.

     As of December 31, 1998, the Company had no outstanding indebtedness to Kimmins. As of December 31, 1997, the amount of the Company's total outstanding indebtedness to Kimmins was $2,003,258 that had been consolidated into the Kimmins Note, which is due and payable on December 1, 2003, with interest accruing at 1 percent per annum in excess of the stated prime rate established by NationsBank of Florida. Until December 1, 2003, the Kimmins Note could have been converted, at the option of Kimmins, into shares of the Company's Common Stock at an initial conversion price of $5.00 per share, subject to adjustment, in the event and anytime after the closing sale price of the Company's Common Stock is $9.00 or more for twenty consecutive trading days. Kimmins has one demand registration right during the period from March 25, 1994, until December 1, 2003, with respect to any shares of Common Stock issuable upon such conversion. The Kimmins Note was subordinated to all senior indebtedness of the Company. Payments of principal and interest were to be based on certain net income levels of the Company. No payments of principal or interest were required prior to the maturity date in 2003 unless the Company earns in excess of $1,500,000 earnings before interest and taxes. The Company repaid the note in full during 1998 using proceeds from the sale of KRC.

     In March 1990, the Company, along with Kimmins and other subsidiaries of Kimmins, guaranteed all obligations under a loan by Fleet Bank, formerly known as Norstar Bank, to the trustees for the Kimmins Employee Stock Ownership Plan ("ESOP"). The proceeds of such loan were used to acquire shares of the Common Stock of Kimmins for the creation of the ESOP in which the Company's employees participate. This loan was refinanced during December 1995 with SouthTrust Bank of Alabama, N.A., under similar terms of the original loan. As of December 31, 1998, $809,000 of such indebtedness remained outstanding.

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

     The Company is an insured or co-insured with other Kimmins entities on various insurance policies of the Company or Kimmins. The Company pays its allocable share of the cost of such policies based on a combination of revenues, payroll, assets, and incurred losses as a percentage of the combined total of such items of all insured parties, as appropriate for each particular insurance policy or coverage. For the years ended December 31, 1996, 1997 or 1998, the Company paid Kimmins approximately $849,000, $1,205,000, and $769,000, respectively. The Company pays directly for any coverage for which it is the only insured.

     As of December 31, 1997 and 1998, the Company had working capital advances due from an affiliate of approximately $4,040,000, and $5,376,000, respectively. These advances are unsecured and accrue interest at a rate of 10 percent per annum. The Company collected $4,385,000, and advanced $1,336,000 during 1997 and 1998.

     During 1998, the Company made a $1,000,000 charitable contribution to the Kimmins Terrier Foundation, a private foundation controlled by Francis M. Williams.

     Effective as of March 25, 1993, the Company and Kimmins have entered into an affiliate transactions agreement pursuant to which the Company may not, for a period of three years, either directly or indirectly, conduct any business or enter into any transaction or series of related transactions, with or for the benefit of any affiliate of the Company, having a total value per transaction or series of related transactions greater than $50,000, without the approval of most of the disinterested members of the Company's Board of Directors and the approval of most of the Company's shareholders who are not affiliates of the Company. The Company and Kimmins have agreed to evaluate and extend the affiliate transactions agreement on an annual basis.

                                     PART IV


Item 14.      Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

(a)      List of documents filed as part of this Report

         1.    Financial statements
               -  Report of Independent Certified Public Accountants
               -  Consolidated balance sheets at December 31, 1997 and 1998
               - Consolidated statements of operations for each of the three years in the period ended December 31, 1998
               - Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 1998
               - Consolidated statements of stockholder's equity for each of the three years in the period ended December 31, 1998
               - Consolidated statements of cash flows for each of the three years in the period ended December 31, 1998
               -  Notes to consolidated financial statements

         2.    Financial statement schedule

               Schedule
               Number
               --------

               II       -  Valuation and qualifying accounts

               All other financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

         3. The following documents are filed as exhibits to this annual report on Form 10-K:

               3 (a) * -  Restated Certificate of Incorporation of
                          Registrant, as amended
               3 (b) * -  Bylaws of Registrant
               10.1**  -  Stock Purchase Agreement Between the Company and
                            Eastern Environmental Services dated July 17, 1998
               10.2    -  Convertible Term Note Between the Company and
                            Cumberland Technologies, Inc. dated November 10,
                            1998
               21      -  Subsidiaries of the registrant
               27      -  Financial Data Schedule - 1998 (for SEC use only)
               27.1    -  Restated Financial Data Schedule - 1997
                          (for SEC use only)

     -------------------------

     * Previously filed as part of Registrant's Registration Statement on Form S-3, File No. 33-54640 and incorporated herein by reference thereto.

     ** Previously filed as part of Registrant's amended Form 8-K filed on August 4, 1998.

(b)      Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.





                                             TRANSCOR WASTE SERVICES, INC.


Date:      April  15, 1999               By: /s/ Joseph M. Williams
       -----------------------------         ----------------------
                                             Joseph M. Williams
                                             President and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:          April  15, 1999           /s/ Francis M. Williams
       -----------------------------     ----------------------
                                         Francis M. Williams
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)

Date:           April  15, 1999          /s/ Joseph M. Williams
       -----------------------------     ----------------------
                                         Joseph M. Williams
                                         President and Secretary

Date:           April  15, 1999          /s/ Norman S. Dominiak
       -----------------------------     ----------------------
                                         Norman S. Dominiak
                                         Vice President, Chief Financial
                                         Officer, and Treasurer
                                         (Principal Accounting and
                                         Financial Officer)

Date:           April  15, 1999          /s/ Edward A. Mackowiak
       -----------------------------     ----------------------
                                         Edward A. Mackowiak, Director