Form 10-Q
period 1999-03-31
TRANSCOR WASTE SERVICES INC
filed 1999-05-24
CIK 894096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-Q
[MARK ONE]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                           Commission File No. 1-11822
                     ---------------------------------------
                          TRANSCOR WASTE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                         65-0369288
 (State of incorporation)                   (I.R.S. Employer Identification No.)

                 1501 SECOND AVENUE, EAST, TAMPA, FLORIDA 33605
                       (Address of registrant's principal
                     executive offices, including zip code)
                           ---------------------------

      (Registrant's telephone number, including area code): (813) 248-3878

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                     Name of Exchange
           Title of Each Class                       on Which Registered
-------------------------------------        -----------------------------------
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

                          ----------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                          TRANSCOR WASTE SERVICES, INC.

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                            PAGE

  Item 1.  Consolidated balance sheets at December 31, 1998 and
              March 31, 1999 (unaudited)                                       3

           Consolidated statements of operations for the three months ended
              March 31, 1998 and 1999 (unaudited)                              5

           Consolidated statements of cash flows for the three months ended
              March 31, 1998 and 1999 (unaudited)                              8

           Notes to consolidated financial statements                          9

  Item 2.  Management's discussion and analysis of financial condition and
              results of operations                                           16

  Item 3.  Quantitative and qualitative disclosures about market risk         22

PART II.   OTHER INFORMATION

  Item 1.  Legal proceedings                                                  23

  Item 2.  Changes in securities                                              23

  Item 3.  Defaults upon senior securities                                    23

  Item 4.  Submission of matters to a vote of security holders                23

  Item 5.  Other information                                                  23

  Item 6.  Exhibits and reports on Form 8-K                                   23

           Signatures                                                         24

                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                          TRANSCOR WASTE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                     December 31,       March 31,
                                                                         1998             1999
                                                                     ------------     ------------
Current assets:
    Cash and cash equivalents                                        $    884,541      $   992,642
    Marketable securities                                              22,022,296       21,489,879
    Accounts receivable - trade, less allowance
        for doubtful accounts of $709,233 and
        $514,921 at December 31, 1998 and
        March 31, 1999, respectively                                    1,136,774          669,146
    Costs and estimated earnings in excess of
        billings on uncompleted contracts                                  84,599           57,657
    Income tax refund receivable                                              -0-              -0-
    Deferred income taxes                                                 499,246          607,777
    Property held for sale                                                807,876          805,853
    Net assets of discontinued solid waste operations                         -0-              -0-
                                                                     ------------      -----------

        Total current assets                                           25,435,332       24,622,954
                                                                     ------------      -----------

 Property and equipment, net                                              609,596          603,853
 Due from affiliates                                                    5,376,295       11,054,538
 Note receivable from Cumberland Technologies, Inc.                     1,010,764        1,028,264
 Deferred tax asset                                                        30,800           30,800
                                                                     ------------      -----------

 Total assets                                                        $ 32,462,787      $37,340,409
                                                                     ============      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,           March 31,
                                                                                   1998                  1999
                                                                                ------------         -------------
Current liabilities:
Accounts payable - trade                                                        $   570,126          $     460,544
Accrued expenses                                                                  1,610,738              1,529,370
Billings in excess of costs and estimated earnings
   on uncompleted contracts                                                         430,849                476,611
Income tax payable                                                                  371,835                571,299
Current portion of long-term debt                                                     4,268              5,004,750
                                                                                ------------         --------------

Total current liabilities                                                         2,987,816              8,042,574
                                                                                ------------         --------------

Long-term debt, net of current                                                      314,515                312,783
Deferred income taxes                                                                   -0-                    -0-
Commitments and contingencies                                                           -0-                    -0-

Stockholders' equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized; none
   issued and outstanding                                                               -0-                    -0-
Common stock, $.001 par value; 10,000,000 shares authorized;
   4,010,000 shares issued and 3,799,750 and 3,722,625 shares
   outstanding at December 31, 1998 and March 31, 1999, respectively                  4,010                  4,010
Capital in excess of par value                                                   11,868,814             11,868,814
Retained earnings (deficit)                                                      18,096,873             18,408,856
                                                                                ------------         --------------
                                                                                 29,969,697             30,281,680

Unrealized gain on marketable securities, net of taxes of $126,974 and
   $18,444 at December 31, 1998 and March 31, 1999, respectively                    198,603                 35,807

Less treasury stock at cost (210,250 shares and 287,375 shares at
   December 31, 1998 and March 31, 1999, respectively                            (1,007,844)            (1,332,435)
                                                                                ============         ==============

Total stockholders' equity                                                        29,160,456             28,985,052
                                                                                ------------         --------------

Total liabilities & stockholders' equity                                        $32,462,787          $  37,340,409
                                                                                ============         ==============

The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Three months ended March 31,
                                                                                ------------------------------
                                                                                   1998               1999
                                                                                -------------     ------------
                                                                                (unaudited)        (unaudited)

Revenue                                                                         $  1,868,409           417,136

Expenses:
   Operating expenses                                                              1,430,977           441,138
   Selling, general and administrative expenses                                      200,213           116,312
                                                                                -------------      ------------
Operating income (loss)                                                              237,219          (140,314)
Income from marketable securities                                                        -0-           562,841
Interest and dividend income, net of expense                                          88,109            88,921
                                                                                -------------      ------------

Income before provision for income taxes (benefit)                                   325,328           511,448

Provision for income taxes                                                            91,878           199,465
                                                                                -------------      ------------

Income from continuing operations                                                    233,450           311,983

Discontinued Operations:
   Loss from discontinued solid waste division operations (less applicable
   tax benefit of $49,437 in March 1998)                                             (12,324)              -0-

Net income (loss)                                                               $    221,126           311,983
                                                                                =============      ============

Share data:
   Basic income (loss) per share from continuing operations                     $         .06               .08
                                                                                =============      ============
   Diluted income (loss) per share from continuing operations                   $         .06               .08
                                                                                =============      ============

   Basic income (loss) per share from discontinued operations                   $         .00               .00
                                                                                =============      ============
   Diluted income (loss) per share from discontinued operations                 $         .00               .00
                                                                                =============      ============

   Total basic income (loss) per share                                          $         .06               .08
                                                                                =============      ============
   Total diluted income (loss) per share                                        $         .06               .08
                                                                                =============      ============

Weighted average number of shares outstanding used in computations
     Basic                                                                          4,000,000         3,757,403
                                                                                =============      ============
     Diluted                                                                        4,014,820         3,808,812
                                                                                =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Three months ended March 31,
                                                                                ----------------------------------
                                                                                    1998                1999
                                                                                -------------      ---------------
Share data:
   Basic and diluted income (loss) per share from  continuing operations        $         .06      $           .08
                                                                                =============      ===============

   Basic and diluted income (loss) per share from discontinued operations       $         .00      $           .00
                                                                                =============      ===============

   Total basic and diluted income (loss) per share                              $         .06       $          .08
                                                                                =============      ===============

Weighted average number of shares outstanding used in computations:
   Basic                                                                            4,000,000            3,757,403
                                                                                =============      ===============
   Diluted                                                                          4,014,820            3,808,812
                                                                                =============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                 Three months ended March 31,
                                                                                --------------------------------
                                                                                    1998               1999
                                                                                ------------       -------------

Net income (loss)                                                               $    221,126       $     356,332


Unrealized loss on investments in marketable securities,
   net of tax benefit of $108,530                                               $        -0-       $     162,796
                                                                                ------------       -------------

Comprehensive income                                                            $    221,126       $     193,536
                                                                                ============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three months ended March 31,
                                                                                   ----------------------------------
                                                                                       1998               1999
                                                                                   --------------     ---------------
                                                                                   (unaudited)        (unaudited)
Cash flows from operating activities:
   Net income (loss) from continuing operations                                    $   221,126        $    311,983
   Adjustments to reconcile net income (loss) from
     continuing  operations to net cash provided by (used in)
     operating activities:
        Depreciation  and  amortization                                                 19,799               7,766
        Deferred income taxes                                                              -0-           (108,530)
        Accrued interest on Cumberland note                                                -0-            (17,500)
        Gain on sale of marketable securities                                              -0-            (25,326)
        Unrealized loss on marketable securities                                           -0-             108,529
        Changes in operating assets and liabilities:
          Accounts receivable - trade                                                  330,690             467,628
          Costs and estimated earnings in excess of billings on
               uncompleted contracts                                                  (82,101)              26,942
          Income tax refund receivable                                                  42,440                 -0-
          Other                                                                       (43,494)                 -0-
          Accounts payable - trade                                                     497,475           (109,582)
          Income taxes payable                                                             -0-             199,464
          Accrued expenses                                                           (926,411)            (81,368)
          Billings in excess of costs and estimated earnings
               on uncompleted contracts                                                 11,814              45,762
                                                                                   --------------     ---------------

   Total adjustments                                                                 (149,788)             513,785
                                                                                   --------------     ---------------

 Net cash provided by (used in) continuing operations                                   71,338             825,768

 Net book value of net assets of discontinued operations disposed of                   962,655                 -0-
                                                                                   --------------     ---------------
 Net cash provided by (used in) operating activities                                   962,655                 -0-



 Cash flows  from  investing  activities:
      Cash proceeds from sale of marketable securities                                     -0-             498,593
      Purchase of marketable securities                                                    -0-           (212,175)
                                                                                   --------------     ---------------
 Net cash provided by (used in) investing activities                                        -0-             286,418
                                                                                   ==============     ===============

 Cash flows from financing activities:
      Proceeds from borrowings against marketable securities                               -0-           5,000,000
      Repayment of long-term debt                                                          -0-             (1,250)
      Payments from (advances to) Kimmins                                              792,221         (5,678,243)
      Purchase of treasury stock                                                           -0-           (324,592)
                                                                                   --------------     ---------------
 Net cash provided by (used in) financing activities                                   792,221         (1,004,085)
                                                                                   --------------     ---------------


 Net increase (decrease) in cash                                                     1,826,214             108,101
 Cash and cash equivalents, beginning of period                                      2,115,510             884,541
                                                                                   --------------     ---------------
 Cash and cash equivalents, end of period                                          $ 3,941,724        $    992,642
                                                                                   ==============     ===============


The accompanying notes are an integral part of these consolidated financial statements.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - TransCor Waste Services, Inc. (the "Company") was formed on November 6, 1992, as a subsidiary of Kimmins Corp. ("Kimmins"). At March 31, 1999, Kimmins owns approximately 87 percent of the outstanding common stock of the Company. The Company provides demolition-contracting services to commercial, industrial, and residential customers in the state of Florida. The Company formerly provided solid waste management services (See Note 18).

     BASIS OF PRESENTATION - The accompanying audited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto as of and for the year ended December 31, 1998, included in the Company's Form 10-K dated December 31, 1998, as filed with the United States Securities and Exchange Commission.

     Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the financial statements.

     NET DUE FROM AFFILIATE - As of December 31, 1998 and March 31, 1999, the Company had working capital advances due from affiliates of approximately
$5,376,000 and $11,055,000, respectively. These advances are unsecured and accrue interest at a rate of 10 percent per annum. The Company collected $4,385,000 during 1997 and advanced $1,336,000 during 1998. The Company also repaid a $2,003,000 subordinated convertible note to Kimmins during 1998.

     INTANGIBLE ASSETS - Intangible assets consisted primarily of the excess of cost over fair market value of the net assets of the acquired businesses, which were being amortized on a straight-line basis over twenty years, and customer contracts, which were being amortized on a straight-line basis over five years. Amortization expense was $22,000 for the three months ended March 31, 1998. The intangible assets were all related to the Company's solid waste management services operations which were disposed of in 1998 (See Note 18). Consequently, these assets were included in net assets of discontinued solid waste operations and were written off in the sale of these operations.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     MARKETABLE  SECURITIES - As a result of the sale of Kimmins Recycling Corp.
(KRC) to Eastern Environmental Services, Inc. (EESI), the Company received 555,329 shares of common stock of EESI. Subsequent to the sale of KRC to EESI, EESI was purchased by Waste Management, Inc. On January 4, 1999, the Company received 355,742 shares of Waste Management, Inc. common stock in exchange for its 555,329 shares of EESI. Additionally, commencing in September 1998, the Company began purchasing common stocks and other marketable securities with a portion of the cash proceeds received from the sale of KRC. In accordance with the Statement of Financial Accounting Standards No. 115, " Accounting for Certain Investments in Debt and Equity Securities", the investments are classified as available-for-sale securities. Such securities are carried at an aggregate market value of approximately $21,490,000 as of March 31, 1999. The Company's cost basis in these investments is approximately $21,436,000, and the unrealized gain of approximately $54,000, net of deferred income taxes of approximately $18,000, is reported as a separate component of stockholder's equity.

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

     COMPREHENSIVE INCOME - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income be displayed in a financial statement with equal prominence as other financial statements. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the provisions of SFAS No. 130 effective January 1, 1998.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     PROPOSED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement to have a significant affect on earnings or the financial position of the Company.


2.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

                                                                     December 31           March 31,
                                                                        1998                  1999
                                                                   --------------        --------------
Expenditures on uncompleted contracts                              $   4,445,722         $    4,624,721
Estimated earnings on uncompleted contracts                               (9,164)               (93,576)
                                                                   --------------        ---------------
                                                                       4,436,558              4,531,145

Less actual and allowable billings on uncompleted contracts            4,782,808              4,950,099
                                                                   --------------        ---------------
                                                                   $    (346,250)        $    (418,954)
                                                                   ==============        ===============
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                           $      84,599         $       57,657
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                (430,849)              (476,611)
                                                                   --------------        ---------------
                                                                   $    (346,250)        $     (418,954)
                                                                   ==============        ===============

3.   PROPERTY HELD FOR SALE

     As a result of the Company's sale of its solid waste operations in 1998, all of the Company's operating facilities were disposed of with the exception of an idle facility in Ft. Myers, Lee County, Florida. At December 31, 1998, property held for sale included this facility and certain land held for sale.

     In accordance with SFAS No. 121, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1997, the Company wrote down certain assets held for sale that management believed had carrying amounts higher than their fair market value. The impairment loss of $90,000 was determined by comparing the carrying amount of impaired assets with recent offers on the properties held for sale. The $90,000 impairment loss was included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 1997. The land and buildings are listed for sale and are expected to be sold during 1999. Accordingly, the carrying value of these assets of approximately $806,000 is classified as a current asset under the caption "Property Held for Sale" in this consolidated balance sheet.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PROPERTY AND EQUIPMENT

                                               December 31,              March 31,
                                                  1998                     1999
                                          ---------------------     ----------------
Land                                      $            400,000               400,000
Waste containers and equipment                         501,211               501,211
Furniture and fixtures                                   4,003                 4,003
                                          ---------------------     -----------------
Total fixed assets                                     905,214               905,214
Less accumulated depreciation                         (295,618)             (301,361)
                                          ---------------------     -----------------
Net property and equipment                $            609,596      $        603,853
                                          =====================     =================

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives, which range from three to thirty years. Depreciation expense was approximately $970,000, and $6,000 for the quarters ended March 31, 1998 and 1999, respectively. Approximately $950,000 of depreciation expense for the quarter ended March 31, 1998, is attributable to discontinued operations and the remaining depreciation is attributable to continuing operations.


5.   LONG TERM DEBT

                                                                   December 31,         March 31,
                                                                       1998                1999
                                                                   --------------      -------------

Revolving securities - based loan, $6,000,000 maximum
Due July 7, 1999, interest payable  monthly at  lender's
base rate of 3 month LIBOR plus .75  percent.  At March
31, the rate was 5.75%.                                                      -0-           5,000,000

Mortgage notes,  principal and interest payable in
monthly  installments through August  1,  2010  interest
at  varying  rates  up to prime  plus  1.5  percent,
collateralized by land and buildings                               $     318,783        $    317,533
                                                                   --------------       -------------
                                                                         318,783           5,317,533

Less current portion                                                      (4,268)        (5,004,750)
                                                                   --------------       -------------
                                                                   $     314,515        $    312,783
                                                                   ==============       =============


     Annual principal maturities for years subsequent to December 31, 1998 are as follows:

                              1999               $      5,004,750
                              2000                        312,783
                              2001                            -0-
                              2002                            -0-
                              Thereafter                      -0-
                                                    --------------
                                                 $      5,317,533
                                                    ==============

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of March 31, 1999, the Company is a co-borrower and has guaranteed a loan agreement on behalf of Kimmins and other subsidiaries of Kimmins in connection with the Kimmins Employee Stock Ownership Plan ("ESOP"), which had an outstanding balance of approximately $689,000 that is recorded in the financial statements of Kimmins.

     The  Company  is  a  co-borrower  with  joint  and  several   liability  on
approximately $3,973,000, which includes the above $689,000 ESOP note, of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1999, maintenance of a consolidated tangible net worth, as defined, of not less than $11,000,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented, the Company believes that Kimmins had complied with or obtained waivers for all loan covenants.


6.   STOCKHOLDERS' EQUITY

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

     Unrealized gains on marketable securities of approximately $326,000 and $54,000 net of taxes of $127,000 and $18,000 are recorded as a reduction of stockholders' equity as of December 31, 1998 and March 31, 1999, respectively.

     The Company used part of the proceeds from the sale of KRC to repurchase Company stock at prevailing market prices. There were 210,250 and 287,375 shares of treasury stock with a cost of approximately $1,008,000 and $1,332,000 at December 31, 1998 and March 31, 1999, respectively.

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   EARNINGS (LOSS) PER SHARE

     As required by FASB Statement No. 128, the following table sets forth the computation of basic and diluted earnings per share:

                                                                    December 31,           March 31,
                                                                        1998                 1999
                                                                   --------------       --------------
Numerator:
---------

Income (loss) from continuing operations                           $      233,450       $      311,983
Adjustment for basic earnings per share                                       -0-                  -0-
                                                                   --------------       ---------------
Numerator  for basic  earnings  per share - income  (loss)
 available  to common stockholders from continuing operations             233,450              311,983


Effect of dilutive securities:
Interest on convertible subordinated term note                                -0-                  -0-
Numerator for diluted earnings per share:
Income (loss) from continuing operations                                  233,450              311,983
Income (loss) from discontinued operations                               (12,324)                  -0-
                                                                   --------------       ---------------
Income (loss) applicable to common stockholders
   after assumed conversions                                       $      221,126       $      311,983
                                                                   ==============       ===============

Denominator:
-----------

Denominator for basic earnings per share - weighted-average
shares                                                                  4,000,000            3,757,403
Effect of dilutive securities:
Stock options                                                              14,820               51,409
Warrants                                                                      -0-                  -0-
Convertible subordinated term note                                            -0-                  -0-
                                                                   --------------       ---------------
Dilutive potential common shares                                              -0-                  -0-
                                                                   --------------       ---------------
Denominator for diluted earnings per share -
   adjusted weighted-average shares and
   assumed conversions                                                  4,014,820            3,808,812
                                                                   ==============       ===============





Basic and diluted income (loss) per share from
   continuing operations                                           $          .06       $          .08
                                                                   ==============       ===============
Basic and diluted income (loss) per share from
   discontinued operations                                         $          -0-       $          -0-
                                                                   ==============       ===============

Total basic and diluted income (loss) per share                    $          .06       $          .08
                                                                   ==============       ===============

                          TRANSCOR WASTE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Unexercised options to purchase shares of common stock for 1998 were not included in the computations of diluted loss per share because the assumed exercise would be antidilutive.

8.   DISCONTINUED OPERATIONS

     On May 31, 1998, the Company sold its Jacksonville area waste collection and recycling operating assets and certain assets of the Miami front-end load and rear-load commercial waste and recycling business to Eastern Environmental Services of Florida, Inc., for approximately $11,600,000 in cash. The proceeds exceeded the net book value of the underlying assets sold by approximately $5,200,000. This gain was reported in the 1998 Consolidated Statements of Operations as part of "gain on sale of discontinued operations."

     On July 17, 1998, the Company adopted a formal plan to sell its solid waste management services operations to EESI. On August 31, 1998 the Company completed the sale of the solid waste management services (SWMS) operations. The assets sold consisted primarily of accounts receivables, contracts and property and equipment. The selling price was approximately $57,800,000 in the form of cash and EESI common stock. The sale of the Company's SWMS operations resulted in a gain of approximately $19,611,000 net of taxes approximately $11,861,000 in the third quarter of 1998.

     Revenues and expenses of the SWMS operations for the three months ended March 31, 1998 are shown separately in the schedule below. The consolidated statements of operations for the quarter ended March 31, 1998 have been restated to show separately the operating results of the SWMS operations. These amounts are included in the income or loss from discontinued operations portion of the accompanying consolidated statements of operations. None of these net revenues was received after the Company's adoption of the plan to sell the SWMS operations. Information related to the discontinued SWMS operations of KRC for the three months ended March 31, 1998, is as follows:

                                                           March 31,
                                                             1998
                                                       ----------------

Net revenue                                            $      8,595,000
Operating expenses, including depreciation                    7,089,000
Selling, general and administrative expenses                  1,175,000
                                                       -----------------
Operating loss                                                  331,000
Interest expense, net                                           393,000
                                                       -----------------
Loss before provision for income tax benefits                   (62,000)

Provision for income tax benefits                               (50,000)
                                                       -----------------
Loss from discontinued operations                      $        (12,000)
                                                       =================

     For the quarter ended March 31, 1998, approximately $12,000 is shown as a loss from discontinued operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Revenue for the three months ended March 31, 1999 was $417,000 representing a decrease of $1,451,000 or approximately 77 percent, from $1,868,000 for the three months ended March 31, 1998. The decrease in total revenue was attributable to the Company's demolition operations, which are winding down. It is anticipated that all remaining projects will be completed during the second quarter.

     Operating expenses for the three months ended March 31, 1999 were $441,000, representing a decrease of $990,000, or approximately 69 percent, from $1,431,000 for the three months ended March 31, 1998. Operating expenses include equipment and labor costs. The decrease in operating expenses was attributable primarily to a reduced level of operations resulting from management's decision to wind down the demolition operations.

     Selling, general and administrative expenses for the three months ended March 31, 1999 were $116,000, representing a decrease of $84,000, or approximately 42 percent, from $200,000 for the three months ended March 31, 1998. The dollar and percentage decrease in selling, general and administrative expenses is primarily attributable to reduced overhead costs, such as administrative, sales, marketing and labor costs that were associated with the winding down of operations.

     Investment income from marketable securities was approximately $563,000. There was no comparable investment income in the prior year. The increase is attributable to the Company's trading of covered options on Waste Management, Inc. stock. During the three months ended March 31, 1999, the Company invested approximately $509,000 in the covered options and recognized gains of approximately $538,000 on proceeds of $1,047,000.

     Interest income, for the three months ended March 31, 1999 was $89,000 as compared to $88,000 for the three months ended March 31, 1998. The net average amount of debt and receivables outstanding was consistent between periods.

     The Company's income tax provision was calculated using a rate of approximately 39 and 28 percent for the three month periods ended March 31, 1999 and 1998, respectively.

     As a result of the foregoing, the Company recorded net income of $312,000 for the three months ended March 31, 1999, as compared to net income of $221,000 for the three months ended March 31, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had working capital of $16,580,000 compared to working capital of $22,448,000 at December 31, 1998. Working capital was impacted primarily by increases in a short-term securities-based loan of $5,000,000, the proceeds of which was used to fund advances to Kimmins. Current financial resources, anticipated funds from operations, and repayment of receivables from affiliate (if needed) are expected to be adequate to meet cash requirements in the year ahead and the foreseeable future. At March 31, 1999, the Company had cash of $993,000. In addition, the Company has $21,490,000 of marketable securities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net cash provided by operating activities during the three months ended March 31, 1999 was approximately $826,000 compared to $71,000 for the three months ended March 31, 1998. The increase in cash provided by operating activities was due primarily to net income earned during 1999, net of changes in certain operating assets and liabilities (primarily costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable, accounts receivable and accrued expenses). Net cash provided by investing activities during the three months ended March 31, 1999 was $286,000, as compared to $0 during the three months ended March 31, 1998. This was primarily due to net proceeds from the sale of marketable securities in excess of purchases of marketable securities during the first quarter of 1999. Net cash used in financing activities during the three months ended March 31, 1999 was $1,004,000, as compared to net cash provided by investing activities of $792,000 for the three months ended March 31, 1998. These fluctuations were primarily the result of net cash payments received from Kimmins in 1998 as compared to net cash advances made to Kimmins in 1999.

     During the three months ended March 31, 1999 and 1998, the Company's average trade receivables were outstanding for 331 and 85 days, respectively. Both averages were based on first quarter revenue annualized and compared to the trade receivable balances at quarter end. The large increase is primarily attributable to decreased revenues. Credit is extended based on an evaluation of the customer's financial condition. Credit losses are provided for in the financial statements and have been within management's expectations.

     As of March 31, 1999, the Company is a co-borrower with joint and several liability on approximately $3,973,000 of financial institution debt of Kimmins. The debt agreements contain certain covenants, the most restrictive of which require, for Kimmins for 1999, maintenance of a consolidated tangible net worth, as defined, of not less that $11,000,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval. For all periods presented and for all of 1999, the Company believes that Kimmins has complied with or obtained waivers for all loan covenants.

     The Company has no current material commitments for capital expenditures.

     Historically, inflation has not had a material effect on the Company's operations. If inflation increases, the Company will attempt to increase its prices to offset its increased expenses. No assurance can be given, however that the Company will be able to adequately increase its prices in response to inflation.

FINANCING ARRANGEMENTS

     As of December 31, 1998 and March 31, 1999, the Company had no outstanding indebtedness to Kimmins. As of December 31, 1997, the amount of the Company's total outstanding indebtedness to Kimmins was $2,003,258 that had been consolidated into the Kimmins Note, which was due and payable on December 1, 2003, with interest accruing at 1 percent per annum in excess of the stated prime rate established by NationsBank of Florida. This note was repaid in 1998 using proceeds from the sale of KRC.

     On January 7, 1999, the Company executed a revolving securities-based loan with a maximum principal amount of $8,200,000. The initial disbursement was $2,500,000 with another $2,500,000 being drawn during the quarter resulting in a balance outstanding at March 31, 1999 of $5,000,000. The loan term is three months and it was renewed on April 7, 1999. Interest is due monthly based on the three month LIBOR rate plus .75 percent. The rate on April 7, 1999 was 5.75 percent. The loan is collateralized by a portion of the Company's stock investment in Waste Management, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of December 31, 1998 and March 31, 1999, the Company had no outstanding equipment loans with Associates Commercial Corporation ("Associates"). From December 1992 to December 1998, the Company, in a series of separate equipment loans, borrowed an aggregate of approximately $27,622,000 from Associates as a sole borrower and as a co-borrower with Kimmins and other subsidiaries of Kimmins. Of such indebtedness, approximately $24,260,000 represented the sum of the Company's sole borrowings and allocable share of co-borrowings, of which none was outstanding on March 31, 1999. Interest on such indebtedness ranged from 7.4 percent to 9.7 percent, and payments on outstanding borrowings were made according to specified payment schedules. The portion constituting the Company's sole borrowings were guaranteed by Kimmins.

     The Company also had outstanding equipment loan indebtedness pursuant to various agreements with other financial institutions. During the years ended December 31, 1995 through 1998, the Company borrowed an aggregate of $8,556,000 under such arrangements, all of which were paid off in conjunction with the sale of KRC.

     The Company has an outstanding mortgage note payable, which contains no financial ratio covenants, with an outstanding balance of approximately $318,000 as of March 31, 1999. This amount is associated with amounts included on the balance sheet under the caption "Property Held for Sale."

     In addition to its own debt (either as an individual borrower or a co-borrower), the Company has also guaranteed the indebtedness (an aggregate of approximately $4,118,000 and $3,973,000 at December 31, 1998 and March 31, 1999,
respectively) of certain Kimmins financial institution debt. See Item 13, "Certain Relationships and Related Transactions." These debt agreements contain certain covenants, the most restrictive of which requires, for Kimmins, maintenance of a consolidated tangible net worth, as defined, of not less than $11,000,000 and net income not less than $3,000,000. In addition, the covenants prohibit the payment of dividends by the Company without lender approval.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that total comprehensive income be displayed in a financial statement with equal prominence as other financial statements. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted the provisions of SFAS No. 130 effective January 1, 1998.

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

     In June 1998, the Financial Accounting Standards Board Issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement requires the companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement to have a significant effect on earnings or the financial position of the Company.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INVESTMENT COMPANY ACT

     As a result of the sale of KRC, the Company holds approximately 68 percent of its assets in marketable securities. Notwithstanding this concentration in marketable securities, the Company does not consider itself to be an "investment Company" under the Investment Company Act of 1940, as amended (the "1940 Act") and the regulations promulgated thereunder ("Investment Company Regulations") because it is not "engaged in the business" of being an investment company within the meaning of the 1940 Act. In addition, the Company is claiming status as a "transient investment company" under Rule 3a-2 of the Investment Company Regulations, which allows a company to hold a large percentage of its assets in marketable securities for a period of up to one year after a major transaction (like the sale of Kimmins Recycling Corp.) without registration under the Investment Company Act. Absent an exemption, companies with more than 45% of their assets in marketable securities are treated as investment companies and required to register under the 1940 Act.

     To qualify as a transient investment company, the Company must have a bona fide intention to engage primarily, as soon as reasonably possible to (and in any event within the one year limit) in a business other than that of investing, reinvesting, owning, holding or trading in securities. Management intends to comply with this requirement by the one-year deadline, i.e., August 1999.

     The Company may also be exempt from the 1940 Act if there are not more than 100 beneficial owners (including those holding in street name) of the Company's outstanding securities. The Company currently has more than 100 beneficial owners of its Common Stock.

     The Company currently does not qualify for registration under the 1940 Act. Registration would require the Company to restructure its capital structure and would be expensive and time consuming. Contracts of unregistered investment companies are voidable and subject to rescission. In addition, unregistered investment companies are subject to enforcement actions by the SEC. Failure of the Company to continue to qualify for the exemptions under the 1940 Act and the Investment Company Regulations could have a material adverse effect on the Company's financial condition and results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management's current views with respect to future events and financial performance. Such forward-looking statements include, without limitation, statements regarding the Company's future capital expenditures, facility closures, service demand and market growth, competitive position, expected revenues from new contracts, ability to meet cash requirements, and other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. Some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, economic conditions, competitive factors, increases in landfill charges, the outcome of competitive bids, unanticipated costs in connection with facility closures, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Due to such uncertainties and risk, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During  1998,  the  Company  did not  enter  into  any  transactions  using derivative financial instruments or derivative commodity instruments. Accordingly, the Company believes its exposure to interest rate market risk is not material. As of March 31, 1999, the Company held for other than trading purposes marketable equity securities of publicly traded companies having a value of approximately $21,490,000 ($15,784,000 related to Waste Management, Inc.). These securities are subject to equity price risk.

     Beginning in January 1999, the Company began trading covered options on Waste Management, Inc. common stock. Management believes although there is always price risk in this type of transaction, management is able to reduce this risk due to its knowledge of the solid waste industry. During the three months ended March 31, 1999, the Company invested approximately $509,000 in the covered options and recognized gains of approximately $538,000 on proceeds of $1,047,000. As of December 31, 1998 and March 31, 1999, the Company has debt of approximately $319,000 and $318,000 with a fixed interest rate.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     During June 1997, Kimmins Recycling Corp. ("KRC"), St. Lucie County, a political subdivision of the State of Florida, and the City of Fort Pierce, a municipality organized under the laws of the State of Florida, were notified of a class action lawsuit filed in the Nineteenth Judicial Circuit Court of Florida by three residents of St. Lucie County. This action challenged the propriety of certain contract provisions included in KRC's solid waste and recyclable materials collection service agreement with St. Lucie County, which allow KRC to place liens on the property of delinquent service recipients. The court, permitting KRC to file counterclaims against the class members, has with KRC's consent certified the existence of a class. KRC, the county and the city have filed motions for summary judgments against the class plaintiff's claim, which was heard on May 26, 1998. On June 12, 1998, the Court granted Summary Judgment if favor of KRC, the county and the city. The plaintiffs appealed the Summary Judgment and Oral Arguments were held on February 16, 1999. To date, no opinion has been received by the Appellate Court. At December 31, 1998, the total amount of lien rights was approximately $426,000.

ITEM 2. CHANGES IN SECURITIES

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following  documents are filed as exhibits to this Form 10-Q:

       10.1 - Loan and Collateral Account Agreement between Merrill Lynch International Private Finance Limited and TransCor Waste Services, Inc.
       27.1 - Financial Data Schedule - March 31, 1999 (for SEC use only)
       27.2 - Financial Data Schedule - March 31, 1998 (for SEC use only)

  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TRANSCOR WASTE SERVICES, INC.



                           By: /S/ JOSEPH M. WILLIAMS
                               Joseph M. Williams
                               President



May 20, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 20, 1999.




Date: May 20, 1999           By:  /S/ JOSEPH M. WILLIAMS
                                  ----------------------------
                                  Joseph M. Williams
                                  President
                                  (Principal Executive Officer)


Date: May 20, 1999            By: /S/ NORMAN S. DOMINIAK
                                  ----------------------------
                                  Norman S. Dominiak
                                  Treasurer and Chief Financial Officer
                                  (Principal Accounting and Financial Officer)